Form 10KSB
period 2000-12-31
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                           COMMISSION FILE NO. 0-3-222


                        HOMES FOR AMERICA HOLDINGS, INC.
                     ---------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                                     Nevada
                     ---------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   88-0355448
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              6010 Sherwood Glen Way West Palm Beach, Florida  33415
          --------------------------------------------------- --------
                (Address of principal executive offices) Zip Code

                                 (561) 433-3939
                     ---------------------------------------
                           (Issuer's Telephone Number)


           Securities registered under Section 12(b) of the Exchange Act:

                                      None
                        --------------------------------
                              (Title of each class)

                                      None
                        --------------------------------
                   (Name of each exchange on which registered)


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, .001 par value per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were $8,901,343.

There is no established trading market for the Company's common equity and, accordingly, the issuer cannot determine the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, there were 10,109,131 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================
TABLE OF CONTENTS
================================================================================

PART I
------

1.   BUSINESS ..........................................................1

     a.   Introduction .................................................1
     b.   Financing ....................................................2
          i.   Tax Exempt Bonds ........................................3
          ii.  Low Income Housing Tax Credits ..........................4
          iii. Tax Credit Partnerships .................................5
     c.   Revenue and Profit Generation ................................5
     d.   Government Regulations .......................................8
     e.   Competition ..................................................9
     f.   Employees ....................................................10
     g.   New Business Ventures ........................................10
     h.   Glossary of Terms ............................................10

2.   PROPERTIES ........................................................12

     a.   Properties, Offices And Facilities ...........................12
     b.   Current Operations ...........................................12
          i.   Willow Pond .............................................12
          ii.  Putnam Square ...........................................15
          iii. Prairie Village .........................................16
          iv.  Lake's Edge .............................................17
          v.   Country Lake ............................................19
     c.   Proposed Acquisitions Under Contract .........................20
          i.  Billy's Creek.............................................20
     d.   Discontinued Operations/Sale of Assets........................21

3.   LEGAL PROCEEDINGS .................................................22

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22


PART II
-------

5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........22

     a.   Market Price of, and Dividends on, the Registrant's
          Common Equity and Other Shareholder Matters ..................22
     b.   Recent Sales of Unregistered Securities ......................22

6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .........................................23

     a.   Overview .....................................................23
     b.   Results of Operations  for the Twelve  Months Ended
          December 31, 2000 Compared to December 31, 1999 ..............25
          i.   Revenues ................................................25
          ii.  Expenses ................................................25
          iii. Liquidity and Capital Resources .........................27

7.   CONSOLIDATED FINANCIAL  STATEMENTS FOR THE COMPANY
     FOR THE YEARS  ENDED DECEMBER 31, 2000 AND 1999 (AUDITED)..........29

     a.   Independent Auditor's Report .................................29
     b.   Consolidated Financial Statements ............................30
          i.   Balance Sheets ..........................................30
          ii.  Statements of Operations ................................32
          iii. Statement of Changes in Shareholders' Equity ............33
          iv.  Statements of Cash Flows ................................34
     c.   Notes to Financial Statements ................................35

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNANTS .......................53

PART III
--------

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................54

     a.   Directors and Executive Officers , Promoters
          and Control Persons...........................................54
     b.   Committees of the Board of Directors .........................55
     c.   Meetings of the Board of Directors ...........................55
     d.   Compliance With Section 16(A) Of the Exchange Act.............56

10.  EXECUTIVE COMPENSATION ............................................56

     a.   Summary Compensation Table ...................................56
     b.   Stock Option Grants ..........................................57
     c.   Employment Agreements ........................................57
     d.   Consulting Agreements ........................................57
     e.   Compensation of Directors ....................................57
     f.   Stock Option Plans ...........................................58
          i.   1998 Employee Stock Option Plan .........................58
          ii.  Non-Executive Director Stock Plan .......................58
          iii. 1999 Employee Stock Option Plan .........................59
          iv.  Non-Employee Director Stock Option Plan .................60

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT ....................................................60

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................61

13.  EXHIBITS AND REPORTS ON FORM 8-K...................................61

     a.   Exhibits......................................................61
     b.   Reports on Form 8-K...........................................64


SIGNATURE PAGE .........................................................65

                                     PART I
================================================================================

1.   BUSINESS
--------------------------------------------------------------------------------

1(a) Introduction
-----------------

Homes for America Holdings, Inc. was organized on January 9, 1996 as a real estate operating company to acquire, develop, rehabilitate and manage residential properties throughout the United States. The Company's primary objective is to identify and purchase undervalued residential properties, which it renovates, operates and manages as Affordable Housing and Market Rate Communities. These properties are purchased with traditional financing arrangements as well as through a variety of government-sponsored financing arrangements exclusively available for properties qualifying as Affordable Housing. In addition to the net rental income derived from its portfolio of multi-family residential properties, the Company earns a portion of revenues and profits from transactional fees associated with the acquisition, financing, rehabilitation, operation and possible sale of its acquisitions.

The Company's operations commenced in April 1996. As of March 31, 2001, the Company's portfolio consists of five affordable housing properties and no market rate housing properties. The five affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida) and Country Lake (West Palm Beach, Florida). Two additional properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

Currently, the Company has one proposed acquisition secured by a purchase and sale agreement: Billy's Creek. Billy's Creek is a 2.83 acre parcel of undeveloped waterfront land in Fort Myers, Florida on which the Company plans to construct 150 Market Rate units. Although no assurance can be given, the Company expects that eventually approximately seventy percent of its portfolio will be Affordable Housing properties and the remainder will be Market Rate.

Affordable Housing and Market Rate properties for potential acquisition are identified by maintaining regular contact with an established network of acquisition sources, including real estate brokers, attorneys, outside consultants, bankers and property owners throughout the United States. Investment decisions are made by the Company's executive officers with the consent of the Board of Directors. The Company's strategy is to identify, utilizing these acquisition sources as well as the knowledge and expertise of its officers, Affordable Housing and Market Rate properties that can be purchased at a discount.

In particular, the Company seeks properties with an identified operational/physical deficiency or financing complexity that can be timely and efficiently corrected to bring the community to its stabilized market value. For example, the Company may target properties held by distressed sellers, reluctant or absentee owners, and owners with limited property management capabilities and/or limited capital. Because of these properties' deficiencies, they tend to draw less competition from traditional buyers and can often be purchased significantly below replacement cost. Ideally, these properties are also located in markets that can support higher rental rates after repositioning. By using its expertise in identifying and correcting the properties' deficiencies, the Company believes it is able to acquire these properties at attractive prices relative to potential performance.

                                  -- Page 1 --

Upon acquisition, the Company seeks to enhance each property's value through rehabilitation and repositioning. Rehabilitation is the mechanism through which repositioning is achieved. By rehabilitating the properties the Company acquires, i.e., by improving the properties structurally, the Company is able to reposition the rehabilitated property from a lower to higher quality class of property and to improve the living conditions of the tenants with the anticipation that these properties will subsequently be capable of sustaining higher rents and/or reduced turnover.

The Company also provides services to the properties to help enhance their value. These services, which are included in the management fees earned by the Company, often include marketing, ownership property reviews, social service programs for parents, and outreach programs for children. The social service and outreach programs may include computer learning workshops, tutoring, and organized sports activities. The Company believes that the quality of tenancy increases with the amount of services offered, and that providing these services reduces apartment turnover, helps maintain quality of life, and thereby controls costs.


1(b) Financing
--------------

Market Rate properties are generally acquired with a capital investment of between 5% and 20% of the project's costs, with the balance furnished by traditional methods of real estate financing, including conventional debt provided by banks and insurance companies. The Company does not place limitations on the percentage of assets that may be invested in any one investment, or on the number, amount or type of mortgages that may be placed on any one piece of property. However, the amount of conventional debt available as financing to a property depends upon the net operating income of the property available to make payments of principal and interest. Conventional lenders typically require a ratio of net operating income to principal and interest payments from as low as 1.10:1 to as high as 1.35:1.

In addition to the use of conventional debt and Company capital, Affordable Housing properties are often financed with a variety of government-sponsored financing arrangements exclusively available for properties qualifying as Affordable Housing. Such financing arrangements, including Tax-Exempt Private Activity Bonds ("Tax Exempt Bonds") and Low Income Housing Tax Credits ("Tax Credits") are advantageous to the Company because they may provide low interest rate debt and/or provide a source of equity, allowing the Company to acquire properties with relatively small amounts of its own capital. In return for these financing arrangements, the Company must comply with certain restrictions which govern, among other things, the income of tenants and the rents charged to them.

In some cases, the Company may acquire a property with existing Tax Exempt Bonds or Tax Credits. Country Lake and Lake's Edge (representing 40% of the portfolio) were acquired with Bonds in place. The Company may also acquire properties with existing Tax Credits in place. Willow Pond and Putnam Square (representing 40% of the portfolio) were acquired with existing Tax Credits. Where neither Tax Exempt Bonds nor Tax Credits already exist however, the Company may apply for either Credits, Bonds, or both. Prairie Village is the only property in the Company's portfolio (representing 20% thereof) for which the Company applied for Tax Exempt Bonds and Tax Credits. In return for the Tax Credit and Tax Exempt Bond financing awarded to the property, the Company must comply with certain Restrictions which govern, among other things, the income of tenants and the rents charged to them.

                                  -- Page 2 --

1(b)(i) Tax Exempt Bonds
------------------------

Tax Exempt Private Activity Bonds ("Tax Exempt Bonds") are issued under Section 142(d) of the Internal Revenue Code to provide a low-interest source of debt financing for the acquisition of Affordable Housing properties.

The Company may acquire properties that have existing Tax Exempt Bonds already in place. For example, Country Lake and Lake's Edge (representing 40% of the portfolio) were acquired with existing Tax Exempt Bonds. These transactions are relatively straightforward. The Company purchases the properties with existing bonds in place and resells the bonds to an independent bond house (at profit, if possible), using the debt generated from the sale to finance the acquisition.

Where Tax Exempt Bonds do not already exist, the Company may apply for a Tax Exempt Bond allocation. As of March 31, 2001, the Company has applied for a Tax Exempt Bond allocation once, which application was approved, to finance the acquisition and rehabilitation of Prairie Village (representing 20% of the portfolio).

Applications for Tax Exempt Bonds are made to the state or local governmental entity controlling the issuance of bonds in the geographical region where the property is located. Bond allocations are controlled by individual states, each of which has the ability to empower various agencies to issue Affordable Housing bonds under state regulated guidelines. (For example, the State of Florida has created the Florida Housing Authority, empowered to issue Affordable Housing bonds.)

The issuance of Tax Exempt Bonds in each state is subject to a Volume Cap, and as such, they are awarded on a competitive basis. The level of competition depends primarily on the volume of Tax Exempt Bonds and the overall demand for those Bonds in the state where the subject property is located. The Company has never been denied a Tax Exempt Bond Allocation, although it is possible that the Company could be denied an allocation in the future. Despite the fact that the Company would not submit an application if it determined in advance that the likelihood of approval was low, there is intense competition for both Tax Credit and Tax Exempt Bond allocations, and many of our competitors have greater financial resources and longer operating histories than do we. Accordingly, there can be no assurance that the Company will not be denied an allocation in the future.

Where the Company determines that an allocation of Tax Exempt Bonds is likely, the Company engages outside consultants and professionals operating near the location of the subject property to assist in obtaining the required information and in preparing the Tax Exempt Bond applications. In connection with these applications, the Company conducts a market study of the property, provides an architectural analysis, obtains a property appraisal and prepares an environmental study/analysis of the property. The Company also provides a proposed cost of the entire project, which includes any HUD-approved transactional fees. HUD- approved transactional fees may include: (a) a Builders and Sponsors Profit and Risk Allowance (BSPRA) (up to 15% of acquisition and construction costs, not including land); (b) a Contractor's Fee, paid under the HUD 221 D program, of up to 7% of construction costs, and c) an Acquisition Fee of up to 5% of the acquisition cost. The Company may also apply for a credit enhancement from HUD, which guarantees repayment of the bonds, thereby enabling the issuer of the Bonds to charge a lower rate of interest on the loan.

Once the credit enhancement is obtained and the application is approved, the issuer of the Tax Exempt Bonds issues and sells the Bonds for the Company. Upon the sale of the Bonds to an independent bond house (at profit, if possible), the Company uses the proceeds of the sale to finance the acquisition. Payments of principal and interest on the bonds are made from the operating income of the subject property.

                                  -- Page 3 --

1(b)(ii) Low Income Housing Tax Credits
---------------------------------------

Low Income Housing Tax Credits ("Tax Credits") were established by the Tax Reform Act of 1986 to benefit owners of Affordable Housing properties. Since the Tax Credits may be used to achieve a dollar-for-dollar reduction in federal tax liabilities, they have a cash value (typically $0.50-$0.80 per dollar of Tax Credits). As such, they are salable as interests in limited partnerships. The sale of partnership interests (including the Tax Credits) in a limited partnership generates equity to finance the acquisition and development of the Affordable Housing properties.

In some cases, the Company may acquire properties that have existing Tax Credits already in place. For example, Willow Pond and Putnam Square (representing 40% of the portfolio) were acquired with existing Tax Credits. Where Tax Credits do not already exist, however, the Company may apply for them. Prairie Village is the only property in the Company's portfolio (representing 20%) for which the Company applied for Tax Credits, in which case the allocation was awarded.

Tax Credit allocations are generally sought on a competitive basis. The allocations of Tax Credits are subject to a Tax Credit Volume Cap, with each state allowed to annually allocate Tax Credits up to an amount equal to $1.25 per state resident. However, if, as in the case of Prairie Village, the Company first applies for and is awarded a Tax Exempt Bond allocation, the Tax Credit application process becomes non-competitive. That is, without reducing the amount of Low Income Housing Tax Credits that a state may annually allocate under the Tax Credit Volume Cap, the state may also allocate Tax Credits for an Affordable Housing project for which a Tax Exempt Bond allocation has been approved. Because Bond allocation recipients are not part of the Tax Credit Volume Cap, they do not compete for the Tax Credits. As a result, once the application for Tax Exempt Bonds has been approved and the Tax Credit application is submitted, an allocation of Tax Credits is generally awarded provided the minimum requirements - which vary from state to state - are met.

Where a Tax Exempt Bond allocation has not already been awarded, however, Tax Credit allocations are awarded on a competitive basis under guidelines and procedures enacted by each individual state agency empowered to administer the program. In some cases, there is a definitive time limit established by state agencies for individuals and developers to complete comprehensive application forms and provide extensive details about the proposed tax credit project. In other cases, applications are accepted on a rolling basis. Each agency reviews the applications to determine if they meet the requirements and goals of the agency. The goals and needs of each particular state may change over time, thus the criteria of selecting a project for tax credit allocation can and do change at the agency's discretion.

For example, the Texas Department of Housing and Community Affairs (TDHCA) evaluates a number of criteria, including the development's cost and financial feasibility, site conditions, and development team experience. Additionally, the agency considers whether: 1) the site is located in an area where the federal, state, or local government is trying to encourage development; 2) the site is consistent with the local jurisdiction's affordable housing development plans;
3) the site is able to serve tenants at lower income levels, while at the same time providing a unit mix of tax credit and market rate units; and 4) the site offers supportive services for residents. While none of the above criteria is required, those projects that meet all or most of them are given the highest priority.

Applications that pass the underwriting process and are deemed to have adequately met the evaluation criteria are presented to the TDHCA's Board of


                                  -- Page 4 --

Directors for consideration. The Board of Directors awards tax credits at its discretion, but generally follows the recommendations of its staff. Although each state and state agency's criteria and procedures may vary, each generally follows criteria and procedures similar to those established by TDHCA.

If the Company's application for a Tax Credit allocation has been approved, the Tax Credits are allocated ratably over a ten year period beginning in the year in which the development is first occupied by tenants ("Placed in Service") and ending at the conclusion of the "Tax Credit Period". Developments remain subject to the Tax Credit Restrictions for a total of 30 years after the Placed in Service Date: the initial 15 year period is referred to as the Compliance Period, and the second 15 year period is referred to as the Extended Use Period.

Only if, as contemplated by Section 42(h)(6)(E) of the Internal Revenue Code, the building were acquired by foreclosure and the housing credit agency were unable to find a buyer to operate the building as a qualified low-income building, would the 30 year period be reduced to 15 years. (If the 30 year period were reduced so that Restrictions were no longer applicable to the project, and if no other Restrictions existed that would limit the rents and the tenant's income, the project could then be operated as a Market Rate property.)

Unless the 30 year period of Restrictions is reduced as contemplated above, a development is considered to be out of compliance if, during the 30 year period,
(i) it falls below the required percentage of low income units; (ii) the rental amounts exceed the maximum rates; or (iii) units are rented to tenants whose incomes exceed the maximum allowed. The penalty for any building falling out of compliance during the 15 year Compliance Period (and failing to correct such non-compliance within a reasonable period of time) is recapture of the accelerated portion of the credit, with interest, for all prior years. The accelerated portion of the credit in any year is the amount of credits determined for the year, less the amount that would have been determined for the year if all credits had been allowed ratably over the 15 year Compliance Period. (There is no accelerated portion of credits, and, therefore, no recapture of these amounts or any other consequence, after the 15th year of Compliance.)

The following chart summarizes the credit recapture:


Year of Recapture Event  Recapture Fraction
--------------------------------------------------------------------------------
Years 2 through 11      One-third of the previously claimed credits
Year 12                 Four-fifteenths of the previously claimed credits
Year 13                 Three-fifteenths of the previously claimed credits
Year 14                 Two-fifteenths of the previously claimed credits
Year 15                 One-fifteenth of the previously claimed credits



1(b)(iii) Tax Credit Partnerships
---------------------------------

Because Low Income Housing Tax Credits may be used to achieve a dollar-for-dollar reduction in federal tax liabilities, they have a cash value. As such, a market for Tax Credits exists, enabling owners of Affordable Housing projects with Tax Credits to sell the credits, as interests in limited partnerships, for cash. The sale of the partnership interests generates equity to finance the acquisition and development of the Affordable Housing properties.

Of the Company's acquisitions with Tax Credit financing (Willow Pond, Putnam Square and Prairie Village), all are owned by a limited partnership. (The remaining two properties in the Company's portfolio, Country Lake and Lake's Edge, are 100% directly owned by the Company.) In all the partnerships, the


                                  -- Page 5 --

Company serves as General Partner (through a wholly owned subsidiary) and the Limited Partner, such as The Related Capital Company, purchases a limited partnership interest. Because the Tax Credits are issued ratably over a 10 year period (and are thus not as valuable as a full, immediate issuance), the Limited Partner invests less than a dollar for dollar amount for the Tax Credits. Typically, the Limited Partner pays between $.50 and $.80 per $1.00 of Low Income Housing Tax Credits for its partnership interests.

Because the limited partner's chief objective in investing in the limited partnership is the benefits derived from the Tax Credits, the limited partner retains a nearly 100% interest in the Low Income Housing Tax Credits and a nearly 100% interest in the profits and losses of the partnership. Depending on negotiations, the limited partner may also receive interests in the partnership's cash flow and residual value (after return of capital). However, since the limited partner considers these interests secondary to those of the Tax Credits and the losses, the limited partner is typically allocated only 10 to 30% of the operating cash flow and between 10% and 30% of the residual value of the real estate (after return of capital). Since the Company's chief objective in entering the partnership is the revenue and profit generated from the acquisition and operation of the property, the Company usually retains a 70-90% interest in the cash flow and a 75-90% interest in the residual value of the partnerships (after return of capital).

As the general partner in all its limited partnerships, the Company is vested with exclusive and complete charge of the overall management, assets and business of the partnership and is solely involved in and responsible for the financial policies and day-to-day operations of the property. While the limited partner is granted no such authority, the partnership is arranged to enforce certain basic business arrangements in order to guard the tax credits and to protect the limited partners in the case of certain untoward events. However, both legally and practically, operation of the partnerships remains in the control of the general partners. In consideration of this control and the Company's overwhelming financial interest in the partnerships, the Company treats its limited partnerships as wholly-owned subsidiaries.


1(c) Revenue and Profit Generation
----------------------------------

The Company generates revenue and profit from the net rental income derived from its properties as well as from the realization of transaction fees. The realization of transaction fees and the generation of revenue by the Company depends on a number of factors, including 1) whether the property is 100% directly owned by the Company or by a limited partnership; 2) the terms of the transaction fees; 3) the stage of property ownership; and 4) the number of transactions concluded.

Where the Company  owns 100% of the  property  (namely  Country  Lake and Lake's
Edge), transactional fees and revenue may be earned in three stages of property ownership: construction/rehabilitation, operations/management, and possible sale. In the construction/rehabilitation stage, the Company may earn a Builders and Sponsors Profit and Risk Allowance, or BSPRA. This fee is a specific allowed amount paid under the HUD 221 D program of up to 15% of acquisition and construction costs, not including land, to the Builder Sponsor at the closing. Also in the construction/rehabilitation stage, the Company may earn a Contractor's Fee, also paid under the HUD 221 D program, of up to 7% of construction costs. (Any affiliation between builder and sponsor must be disclosed to HUD). In the operations/management stage, the Company generates revenue through its ownership of 100% of the property's cash flow. Finally, in the sale stage, the Company may generate revenue through its ownership of 100% of the property's residual value (after return of capital), if sold.



                                  -- Page 6 --

The following chart denotes the types of revenue and profit the Company may generate at the various stages of ownership from its 100% directly owned acquisitions. Properties that the Company owns directly are owned 100% by the Company in fee simple.


                  COMPANY REVENUE/PROFIT FROM DIRECT OWNERSHIP
                  --------------------------------------------


Stage of Ownership   Revenue/Profit Type  Revenue/Profit Amount
--------------------------------------------------------------------------------
Construction/Rehab   BSPRA (HUD 221D)   Up to 15% of acquisition and
                                        construction costs, not including land


Construction/Rehab   Contractor's Fee   Up  to  7%   of   construction
                     (HUD 221D)         (Affiliation between builder and
                                        sponsor must be disclosed to HUD)


Operations/ Mgmt.    Cash Flow          100% of the property's cash flow


Sale                 Residual Value     100% of the property's  residual value

--------------------------------------------------------------------------------

Where the property is not 100% owned by the Company, but rather by a tax credit limited partnership (namely Willow Pond, Putnam Square and Prairie Village), transactional fees and revenue may be earned in four stages of ownership: acquisition, construction/rehabilitation, operations/management, and sale. In the acquisition stage, the Company may earn a HUD-approved acquisition fee, the amount of which depends on negotiations with investors in the limited partnership, but is typically 1-5% of acquisition costs. In the construction/rehabilitation stage, the Company may earn a HUD-approved Builders and Sponsors Profit and Risk Allowance (BSPRA). (Since its inception, the Company has earned a single BSPRA fee, upon the acquisition of Prairie Village in 1998.) Also in the construction/rehabilitation stage, the Company may earn a HUD-approved Contractor's Fee (typically 5-7% of construction costs) and a Developer's Fee (typically 1-5% of total development costs), depending on limited partner negotiations. In the operations/management stage, the Company generates revenue through its right to receive between 75% and 90% of the property's cash flow, the exact percentage depending on the terms of the partnership agreement. The Company may also earn in this stage, depending on negotiations within the partnership, a Supervisor/Incentive Management Fee (typically 50-95% of net cash flow from operations), a Management Fee (typically 5% of gross income), and an Asset Management Fee (typically 1% of gross income). Finally, in the sale stage, the Company may generate revenue through its right to receive between 70% and 90% of the residual value of the property (after return of capital), if sold. Additionally, in the sale stage the Company may earn a Disposition/Sales Fee, dependent on negotiations with the limited partners, but typically up to 10% of the proceeds from the sale of the asset.

The following chart denotes the types of revenue and profit the Company may generate at the various stages of ownership from its limited partnership owned acquisitions. Properties that are owned by a partnership are owned 100% by the partnership in fee simple and the Company holds an interest in the partnership as described herein.

                                  -- Page 7 --

           COMPANY REVENUE/PROFIT FROM TAX CREDIT LIMITED PARTNERSHIPS
           -----------------------------------------------------------


Stage of Ownership      Revenue/Profit Type  Revenue/Profit Amount
--------------------------------------------------------------------------------
Acquisition         Acquisition Fee  Depends on negotiations  with investors in the limited partnership, typically 1-5% of acquisition costs

Construction/Rehab  BSPRA (HUD 221D)  Up to 15% of acquisition and construction costs, not including land

Construction/Rehab  Contractor's Fee Depends on negotiations  with investors in
                    (HUD 221D )      the limited  partnership,  typically  5-7%
                                     of construction costs


Construction/Rehab                   Developer's Fee Depends on negotiations
                                     with investors in the limited partnership, typically 1-5% of total development costs


Operations/Mgmt.    Cash Flow        Depends on negotiations  with investors in
                                     the limited partnership, typically 75-90% of the property's cash flow


Operations/Mgmt.    Supervisor/Incen Depends on negotiations  with investors in
                    Management Fee   the limited partnership,  typically 50-95%
                                     of net cash flow from operations


Operations/Mgmt.    Management Fee   Depends on negotiations  with investors in
                                     the limited partnership, typically 5% of gross income

Operations/Mgmt.    Asset Mgmt. Fee  Depends on negotiations  with investors in the limited partnership, typically 1% of gross income


Sale                Residual Value   Depends on negotiations  with investors in
                                     the limited partnership, typically 70-90% of the property's residual value

Sale Disposition Fee Depends on negotiations with investors in the limited partnership, typically up to 10% of proceeds from the sale of asset


1(d) Government Regulations
---------------------------

In addition to the previously described government financing requirements, the Company is subject to environmental and other governmental regulations. Compliance with laws and regulations governing our business can be complicated, expensive, and time-consuming and may require significant managerial and legal supervision. Failure to comply with such laws and regulations could have a


                                  -- Page 8 --
materially adverse effect on our business. Further, any changes in any of these laws and regulations could materially and adversely affect our business. There is no assurance that we will be able to secure on a timely basis, or at all, necessary regulatory approvals in the future. These regulations and related considerations include, but are not limited to, federal government Tax Exempt Bond and Tax Credit laws and regulations, allocations of specific amounts of Bonds and Tax Credits to the various states, state regulations, and the continued availability of HUD insurance where necessary. In addition, we are often dependent on Bond ratings offered to finance real estate purchases.

Environmental compliance issues generally do not have a material effect on the management and earnings of our properties. However, we cannot obtain financing or close a transaction without certifying that there are no environmental hazards present on the property. The primary costs relating to the environmental compliance are pre-acquisition inspections. These costs typically range from $5,000 to $20,000 per project. In the event that there is an environmental problem, mortgage financing would be obstructed and we would be unable to acquire the property.

The compliance and costs associated with the Americans with Disability Act ("ADA") are always included in the cost of renovating a residential property. In many cases, if little or no renovation is required, the new owner is not required to meet current ADA requirements. This is referred to as being "grandfathered" under a previous set of rules or housing codes.

As a general rule, the Company will not consider a property for purchase if local zoning regulations do not conform with the Company's intended use of the property. Inasmuch as the majority of transactions involve pre-existing multi-family structures in appropriately zoned areas, such regulations and the potential for neighborhood opposition are virtually nonexistent. In the rare circumstance where this is not the case, the Company would stipulate at contract that closing be contingent upon obtaining necessary variances, easements or changes in regulations. Feasibility of compliance would be determined in the due diligence phase of the transaction, as would the potential for and severity of neighborhood opposition. If either issue were determined to have an ultimately adverse effect upon performance of the property, the pending transaction would be terminated.


1(e) Competition
----------------

All of our properties, or properties under agreement to be purchased, are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than us within the market area of each of these properties, and which will compete with us for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on: (i) our ability to rent apartments; (ii) the rents charged; and (iii) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid, or may prevent us from purchasing a desired property at all, which could have a materially adverse effect on our business. In addition, there is intense competition for Tax Credit and Tax Exempt Bond allocations, and many of these competitors have greater financial resources and longer operating histories than do we. Accordingly, there can be no assurance that we will be able to successfully compete in the future.

While the Company believes that there are many small, local competitors in the locations where it owns properties, the Company has not specifically identified them. However, the Company has specifically identified two competitors working on a national basis. They include Home Properties, a real estate investment


                                  -- Page 9 --
trust (REIT) owning or partially owning approximately 250 communities, typically acquired as under-managed properties to which amenities were added to attract middle income residents. The second known competitor is AIMCO, a REIT with interests in approximately 2,000 properties nationwide.

1(f) Employees
--------------

The Company employs approximately 51 full-time employees, including executive officers. No employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

1(g) New Business Ventures
--------------------------

Homes for America Real Estate Services, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on July 6, 1999 in the state of Texas. Operations commenced in 2000. This company was organized to serve as a management company for Homes For America Holdings' properties, as well as properties owned by third parties. As of March 31, 2001, Homes For America Real Estate Services, Inc. does not manage any properties owned by third parties.

MasterBuilt America, Inc. was formed as a joint venture on July 1, 1999 in the state of Virginia between Homes For America Holdings, Inc. and MasterBuilt Companies, Inc., a commercial building company located in Virginia. MasterBuilt America may be engaged by Homes for America to construct and/or rehabilitate some of the apartments owned and operated by Homes For America Holdings, Inc. and its affiliates.

1(h) Glossary of Terms
----------------------

AFFORDABLE HOUSING: any multi-family residential property in compliance with the Restrictions of local, state or federal governmental agencies, which are designed to make the rental and occupancy affordable to Low Income Persons and, in some cases, Moderate Income Persons. Affordable Housing, in accordance with the Affordable Housing Act, must provide at least 20% of the apartments to individuals or families whose incomes do not exceed 60% of the median income in that particular census track.

APPLICABLE FEDERAL RATE OR AFR: either the short term, medium term, or long term interest rate for use in certain transactions as published monthly by the Internal Revenue Service.

BONDS OR MUNICIPAL BONDS: obligations issued by state or local governmental agencies , which are generally sold to the public to raise capital for governmental activities or governmentally approved projects. The income earned on such Bonds may either be exempt from federal income taxation or be includable in income for federal income tax purposes.

BUILDERS AND SPONSORS PROFIT AND RISK ALLOWANCE: a payment above the cost of rehabilitating apartments. The payment is a specific allowed amount paid by HUD (up to 15% of acquisition and construction costs, not including land) to the Builder Sponsor at the closing. Since its inception, the Company has earned a single BSPRA fee, upon the acquisition fee of Prairie Village in 1998.

COMPLIANCE PERIOD: the fifteen (15) year period commencing with the first year in which a project actually uses Tax Credits.

ELIGIBLE BASIS: the total amount of development, rehabilitation, and construction costs which are allowed under the Internal Revenue Code in determining the total amount of Low Income Housing Tax Credits to which an


                                 -- Page 10 --

Affordable Housing project will be entitled.

EXTENDED USE PERIOD: the fifteen (15) year period commencing in the first year after the end of the Compliance Period.

LOW INCOME HOUSING TAX CREDIT OR TAX CREDIT: a credit against federal income tax provided by Section 42 of the Internal Revenue Code to qualified Affordable Housing.

LOW INCOME HOUSING TAX CREDIT RESTRICTIONS: Restrictions imposed in connection with the allocation of Low Income Housing Tax Credits and contained in the agreement between the owner of an Affordable Housing project and the state agency that allocates the Tax Credits.

LOW INCOME PERSON: an individual whose annual income does not exceed 80% of the Area Median Income.

MODERATE INCOME PERSON: an individual whose annual income does not exceed 120% of the Area Median Income.

PLACED IN SERVICE: the date on which a multi-family residential property can be lawfully occupied by tenants, which is contemporaneous with the issuance of a certificate of occupancy by the building department of the local jurisdiction in which the project is located.

PRIVATE ACTIVITY BOND: a Bond, the income from which is exempt from federal income taxation because it meets the definitions set forth in Section 142(d) of the Internal Revenue Code.

QUALIFIED ALLOCATION PLAN OR QAP: the annual housing plan adopted by each state pursuant to Section 42 of the Internal Revenue Code, which details the housing needs of the state and the manner in which the state will utilize its portion of Low Income Housing Tax Credits.

RESTRICTIONS: the laws, ordinances, or regulations adopted, enacted, or imposed by local, state or federal government agencies on, or restrictive covenants and agreements entered into between such agencies and the owners of, residential properties, which: (i) limits the amount of rent that may be charged for a particular dwelling unit in a multi-family residential property; (ii) restricts tenants to those whose annual income is less than a specified maximum, or (iii) otherwise limits the use and/or availability of the dwelling units in a residential project.

SET ASIDE: in a Low Income Housing Tax Credit Affordable Housing project, the minimum number of units to be rented to tenants at the maximum allowable rent which, at the owner's election, will be either: (i) 20% of the units rented at a maximum rent of 50% of the Area Median Income; or (ii) 40% of the units rented at a maximum of 60% of the Area Median Income.

TAX EXEMPT BOND: a Bond, including a Private Activity Bond, the income from which is exempt from federal income taxation because the requirements of the Internal Revenue Code are met.

TAX CREDIT PERIOD: the ten (10) year period commencing in the first year in which a project actually uses Tax Credits.

VOLUME CAP: as it relates to Low Income Housing Tax Credits under Internal Revenue Code Section 42(h)(3)(C), $1.25 per person resident in the state in which the Low Income Housing Tax Credits are sought. As it relates to Private Activity Bonds under Internal Revenue Code Section 142, for each state, the greater of $150 million or $50 per person in such state.


                                 -- Page 11 --

2.   PROPERTIES
--------------------------------------------------------------------------------


2(a) Properties, Offices and Facilities
---------------------------------------

The Company's principal executive office is located at the Country Lake property, which it owns and manages, on 6010 Sherwood Glen Way in West Palm Beach, Florida 33415. The Company also maintains leasing/management offices at Country Lake.

At One Odell Plaza in Yonkers, New York, 10701, the Company rents 2,200 square feet of office space. The Company entered into a 3-year lease with Mack-Cali Realty, 100 Clearbrook Road, Elmsford, New York, 10523, commencing in April 1999. The rent for the premises is $3,009 per month.

The Company also maintains leasing/management offices located on the following properties that it owns and manages:

At Willow Pond:      6003 Abrams  Road
                     Dallas,  Texas 75231

At Prairie Village:  740 Prairie Street
                     Elkhart, Indiana 46516

At Lake's Edge:      950 NW 214th Street
                     Miami, Florida 33169



2(b) Current Operations
-----------------------

The Company (through its wholly owned subsidiaries) owns and directly manages all five of its properties, each of which has a senior manager responsible for the property's day to day operations. In addition to a senior manager, the Company periodically engages outside auditors to provide compliance and audit services.

2(b)(i) Willow Pond Apartments
------------------------------

Glen Hills Homes for America, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on February 26, 1997 in the state of Texas to serve as the general partner of Dallas/Glen Hills, LP. Dallas/Glen Hills, LP was organized on March 27, 1997 in the state of Texas for the purpose of owning Willow Pond Apartments, a 386-unit Affordable Housing complex with existing Tax Credits in Dallas, Texas. The property was purchased on March 27, 1997 for approximately $8,400,000.

On March 27, 1997, Glen Hills Homes For America, Inc. acquired the general partnership interest of Dallas/Glen Hills, LP for a capital contribution of $1.00. Through the limited partnership, the Company sold a limited partnership interest to a limited partner in exchange for an investment of $2,500,000. (The balance of the funding was obtained through a standard market rate mortgage on the property.) Since the limited partner's primary financial motivation for purchasing an interest in the limited partnership was the benefits it would derive from the Low Income Housing Tax Credits, the limited partner has retained 99.99% of the tax credits, profits and losses and 99.99% of the profits and


                                 -- Page 12 --
losses of the partnership. The limited partner also retains 10% of the cash flow and 20% of the residual value (after return of capital).

Glen Hills Homes for America, a wholly owned subsidiary of the Company and the general partner of the partnership, owns .01% of the tax credits, profits and losses and .01% of the profits and losses of Dallas/Glen Hills LP. The Company owns an aggregate interest of approximately 90% of the cash available from operations, and an aggregate interest of approximately 80% in the cash available from the sale of the partnership's asset or refinancing of its debt (after return of capital). In consideration of the Company's overwhelming financial interest, as well as the rights and responsibilities conferred on the Company to manage the affairs of the partnership and the property, the Company treats Dallas/Glen Hills, LP as a wholly-owned subsidiary.

The following table sets forth the interests of the Company, as General Partner, and the Limited Partner in the Dallas/Glen Hills limited partnership:


WILLOW POND                         General Partner         Limited Partner
--------------------------------------------------------------------------------
Profits and Losses                   0.01%                   99.99%
Income/Loss Allocation               0.01%                   99.99%
Tax Credits, Profits & Losses        0.01%                   99.99%
Tax Credit Allocation                0.01%                   99.99%
Cash Flow                            90.0%                   10.0%
Residual Value                       80.0%                   20.0%



Willow Pond Tax Credit          GP          GP          LP       LP
Allocation                      %         Amount        %       Amount
--------------------------------------------------------------------------------
$  3,502,600                    0.01%     $ 350        99.99%   $3,502,250



After acquiring the property in March of 1997, the Company renovated it and established a computer learning facility which provides tenants and their children with professional instruction in, among other things, the use of the Internet. Adults are offered the opportunity to learn word processing and spreadsheet skills or to otherwise improve existing skills to aid them in the workplace.

In September of 2000, the Willow Pond property was refinanced for $6,450,000 at an interest rate of 7.99% on a 12 year note with a 30 year amortization schedule. In November of 2000, an operating deficit guaranty of $150,000 was released back to the Company. As of March 31, 2001, the property is 93% occupied.


ADDITIONAL INFORMATION:

Location:                               6003 Abrams Road, Dallas Texas 75231
General Character:                      Two-story garden style apartments
Present Use:                            Multi-family residential
Suitability for Use:                    Excellent;  certificate  of  occupancy
                                        is complete and property is rented
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage
Term:                                   12 years
Principal Amount:                       $6,450,000


                                 -- Page 13 --

Interest:                               7.99%
Amortization Provisions:                Yes
Prepayment Provisions:                  Yes
Maturity Date:                          2012
Balance due at Maturity                 $5,407,723

Terms of any lease:                     None
Options to sell:                        None

Renovations Description:                Property is stabilized.  No major
                                        renovation is planned.
Estimated Cost:                         N/A
Method of Financing:                    N/A

Competitive Conditions:                 Property is in a mature urban area that
                                        provides stable occupancy and is
                                        comparable to other properties in the
                                        vicinity.

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2000    1999    1998    1997    1996
                                        ----------------------------------------
                                        96%     96%     95%     91%     87%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2000    1999     1998    1997     1996
                                        ----------------------------------------
     Efficiency                         $3,428  $3,426   $3,244  $3,049   $2,896
     1 Bedroom                           6,001   5,995    5,677   5,336    5,069
     2 Bedroom                           7,714   7,709    7,299   6,861    6,517
     3 Bedroom                           9,772   9,764    9,245   8,690    8,259

Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            288,020
Annual rental represented by such
leases:                                 $2,468,853
Percentage of gross annual revenue
represented by such leases:             98%, balance is laundry, late fees,
                                        misc. charges


Property Depreciation
Federal Tax Basis:                      In accordance with SFAS No. 109
Rate:                                   Deferred
Method:                                 Straight-line method
Life claimed with respect to
property or component                   Building improvements: 27 1/2 - 40 years
                                        Furniture: 7 years

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A

                                 -- Page 14 --

2(b)(ii) Putnam Square Apartments
---------------------------------

Putnam Homes for America, Inc., a wholly-owned subsidiary of Homes For America Holdings, Inc., was incorporated on October 14, 1997 in the state of Connecticut for the purpose of serving as the general partner of TVMJG 1996-Putnam Square, LP. TVMJG 1996-Putnam Square, LP was organized on April 26, 1997 in the state of Connecticut for the purpose of owning Putnam Square Apartments.

On September 29, 1997, in return for an indemnification against operating losses and an agreement to operate and rehabilitate the property, the Company succeeded to the interests of the general partner of TVMJG 1996 - Putnam Square LP. The operating deficit guaranty was provided in an unlimited amount until break-even operations, defined in the partnership agreement as the date following the first three consecutive months in which cash revenue exceeds operational expenses. Upon breakeven, which occurred on September 1, 2000, the operating deficit guaranty is limited to $60,000. The guaranty is to be released five years after breakeven, or September 1, 2005. As additional consideration for assuming the general partner's position, the Company received notes totaling $400,000.

Through the limited partnership that owns Putnam Square, an investor limited partner made capital contributions of $692,065. Since the institution's primary financial motivation for purchasing interests in the limited partnership was the benefits it would derive from the Low Income Housing Tax Credits, the limited partner has retained 99% of the tax credits, profits and losses and 99% of the profits and losses of the partnership. The limited partner also retains 25% of the cash flow and 25% of the residual value (after return of capital).

Putnam Homes for America, Inc. the general partner, owns 1.0 % of the tax credits, profits and losses and 1.0% of the profits and losses of the partnership. The Company retains 75% of cash flow from the property, as well as 75% of the residual value (after return of capital), if the property is sold. In consideration of the Company's extensive financial interest, as well as the rights and responsibilities conferred on the Company to manage the affairs of the partnership and the property, the Company treats TVMJG 1996-Putnam Square, LP as a wholly-owned subsidiary.

The following table sets forth the interests of the Company, as General Partner, and the Limited Partner in the TVMJG 1996-Putnam Square limited partnership:


PUTNAM SQUARE                         General Partner         Limited Partner
--------------------------------------------------------------------------------
Profits and Losses                    1.0%                    99.0%
Income/Loss Allocation                1.0%                    99.0%
Tax Credits, Profits & Losses         1.0%                    99.0%
Tax Credit Allocation                 1.0%                    99.0%
Cash Flow                             75.0%                   25.0%
Residual Value                        75.0%                   25.0%


Putnam Square Tax Credit        GP          GP          LP       LP
Allocation                      %         Amount        %       Amount
--------------------------------------------------------------------------------
 $  1,599,940                   1%        $ 15,999      99%     $  1,583,941



After  acquiring  the  property in November of 1997,  the Company  substantially


                                 -- Page 15 --
renovated it and it is stabilized. (No other major renovation is planned.) The property is in a mature urban area and is slightly above average compared to other similarly priced properties in the vicinity. The property is adequately covered for casualty and liability. As of March 31, 2001, the property is 100% occupied.


2(b)(iii) Prairie Village Apartments
------------------------------------

Prairie Village Homes for America, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on July 17, 1997 in the state of Indiana to serve as the general partner of Middlebury/Elkhart LP. Middlebury/Elkhart, LP was organized on July 16, 1997 in the state of Indiana for the purpose of owning Prairie Village Apartments, a 120-unit Affordable Housing project in Elkhart, Indiana for which the Company applied for and received a Tax Exempt Bond and Tax Credit allocation.

The property was purchased on December 16, 1998 for approximately $804,000. The project costs totaled approximately $3,950,000, including the establishment of a $2,200,000 restricted cash fund for current renovations from which the Company drew down during the construction period, and the establishment of reserves in the amount of approximately $425,000 for future renovations, repairs and maintenance. Additionally, the General Partner provided an operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following any month for which revenues equal or exceed operating obligations. Upon breakeven, which occurred on March 1, 1999, the guaranty is limited to $120,000. The guaranty is to be released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which 1) the permanent financing phase has begun, 2) legal occupancy is secured for all units, and 3) at least 90% of the units are occupied.)

Since Prairie Village did not have Tax Exempt Bonds or Tax Credits already in place, the Company first prepared and submitted an application for a Tax Exempt Bond allocation. The application was approved, and the Company gained a $2.4 million Tax Exempt Bond allocation and procured an additional $600,000 of taxable bonds. The Company then prepared and submitted a Tax Credit application. Upon approval, the Company gained $1 million of Tax Credits.

On December 1, 1998, the Company acquired its general partnership interest of Middlebury Elkhart, LP for a capital contribution of $100.00. Through the limited partnership, the Company sold a limited partnership interest to a limited partner in exchange for an investment of $1,060,510. Since the limited partner's primary financial motivation for purchasing an interest in the limited partnership was the benefits it would derive from the Low Income Housing Tax Credits, the limited partner has retained 99.9% of the tax credits, profits and losses and 99.9% of the profits and losses of the partnership. The limited partner also retains 10% of the cash flow and 10-30% of the residual value (after return of capital).

Prairie Village Homes for America, the general partner, owns 0.1% of the tax credits, profits and losses and .1% of the profits and losses of the partnership. Approximately 90% of the cash flow from this property and 70% to 90% of the residual property value (after return of capital) if sold, also resides with the general partner. In consideration of Company's overwhelming financial interest, as well as the rights and responsibilities conferred on the Company to manage the affairs of the partnership and the property, the Company treats Middlebury/Elkhart, LP as a wholly-owned subsidiary.

The following table sets forth the interests of the Company, as General Partner, and the Limited Partner in the Middlebury/Elkhart limited partnership:

                                 -- Page 16 --

PRAIRIE VILLAGE                      General Partner         Limited Partner
--------------------------------------------------------------------------------
Profits and Losses                    0.10%                   99.90%
Income/Loss Allocation                0.10%                   99.90%
Tax Credits, Profits & Losses         0.10%                   99.90%
Tax Credit Allocation                 0.10%                   99.90%
Cash Flow                             90.0%                   10.0%
Residual Value                        70-90%                  10-30%



Prairie Village Tax Credit      GP          GP          LP         LP
Allocation                      %         Amount        %         Amount
--------------------------------------------------------------------------------
 $  1,294,600                   0.10%     $ 1,295     99.90%   $  1,293,305


After acquiring the property in December of 1998, the Company substantially rehabilitated it, including new facades and exteriors, kitchens, windows, insulation, air conditioning, carpeting, landscaping and noise attenuation. Additionally, a computer learning facility was established on the premises. The property is stabilized, and no other major renovation is planned. The property is in a mature urban area and is slightly above average compared to other similarly priced properties in the vicinity. The property is adequately covered for casualty and liability. As of March 31, 2001, the property is 99% occupied.


2(b)(iv) Lake's Edge Apartments
-------------------------------

Lake's Edge Homes Holdings, Inc., a wholly-owned subsidiary of the Company, was incorporated on March 25, 1999 in the state of Florida for the purpose of serving as the General Partner of Lake's Edge Partners, LP. Lake's Edge Partners, LP was organized on August 29, 1994 in the state of Delaware for the purpose of owning Lake's Edge Apartments in North Miami, Florida. Lake's Edge Homes Holdings, Inc, the General Partner, owns a 99% interest in Lake's Edge Partners, LP. The Company owns the remaining 1% interest in the partnership. Lake's Edge Partners, LP is thus treated as a wholly owned subsidiary that owns 100% of the property. The Company does not plan to sell any partnership interests.

Homes For America Holdings, Inc. is also the sole owner of LEHH, Inc., which was formed for the sole purpose of purchasing the outstanding bonds on the property and subsequently reselling them to an institutional investor. LEHH was incorporated on March 25, 1999 in the state of Florida.

The Company acquired the property, a 400 unit Affordable Housing complex with existing Tax Exempt Bonds in place, on June 30, 1999, for $14,025,000. The total project cost of Lake's Edge was approximately $16,500,000. The acquisition, including project costs and improvements, was financed with a combination of Tax Exempt and taxable Bonds. Approximately $400,000 in transaction fees were realized on this purchase, and gain on the sale of Bonds totaled approximately $825,000, for a total revenue gain of $1,200,000. After acquiring the property in June of 1999, the Company completed extensive renovations. As of March 31, 2001, the property is 98% occupied.


                                 -- Page 17 --

ADDITIONAL INFORMATION:

Location:                               950 NW 214th St., Miami, Florida 33169
General Character:                      Two- and three-story garden style
                                        apartments
Present Use:                            Multi-family residential
Suitability for Use:                    Excellent;  certificate  of  occupancy
                                        is complete and property is rented
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage        2nd Mortgage
Term:                                   40 years            10 years
Principal Amount:                       $14,824,884         $1,374,884
Interest:                               6.90%               11.00%
Amortization Provisions:                Yes                 Yes
Prepayment Provisions:                  Yes                 Yes
Maturity Date:                          2035                2010
Balance due at Maturity                 $0                  $0

Terms of any lease:                     None
Options to sell:                        None

Renovations Description:                Carpet, tile, landscaping, lighting,
                                        vinyl siding, paving
Estimated Cost:                         $1,400,000
Method of Financing:                    Mortgage proceeds

Competitive Conditions:                 Property, once renovated, has a slight
                                        competitive edge over other properties
                                        in the area

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2000    1999    1998    1997    1996
                                        ----------------------------------------
                                        95%     90%     87%     85%     83%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential, Individual families
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2000    1999    1998    1997    1996
                                        ----------------------------------------
     1 Bedroom                          $7,509  $6,721  $6,049  $5,565  $5,120
     2 Bedroom                           9,386   8,401   7,561   6,956   6,401
     3 Bedroom                          11,263  10,082   9,073   8,349   7,680


Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            388,000
Annual rental represented by such
leases:                                 $3,641,804
Percentage of gross annual revenue
represented by such leases:             98%, balance is laundry, late fees,
                                        misc. charges



                                 -- Page 18 --

Property Depreciation
Federal Tax Basis:                      In accordance with SFAS No. 109
Rate:                                   Deferred
Method:                                 Straight-line method
Life claimed with respect to
property or component                   Building improvements: 27 1/2 - 40 years
                                        Furniture: 7 years

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A


2(b)(v) Country Lake Apartments
-------------------------------

Country Lake Homes Holdings, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on April 5, 1999 in the state of Florida for the purpose of 100% directly owning and operating Country Lake Apartments in West Palm Beach, Florida. The Company acquired the property, a 192 unit Affordable Housing complex with existing Tax Exempt Bonds in place, on November 5, 1999, for $10,100,000. We own 100% of the property and do not plan to sell any partnership interests.

Homes For America Holdings, Inc. is also the sole owner of CLHH, Inc., which was formed for the sole purpose of purchasing the outstanding bonds on the property and subsequently reselling the bonds to an institutional investor in connection with the Country Lake transaction. CLHH was incorporated on April 5, 1999 in the state of Florida.

The total project cost was approximately $11,800,000. The acquisition, including project costs and improvements, was financed with a combination of Tax Exempt and taxable Bonds in the amount of $8,795,000, and a bridge loan of $1,800,000. The difference of $1,205,000 represents the Company's equity investment in this property.

Upon acquisition, approximately $450,000 of improvements to this property were completed. As of March 31, 2001, the property is 96% occupied.

ADDITIONAL INFORMATION:

Location:                               6010 Sherwood Glen Way, West Palm Beach,
                                        Florida 33415
General Character:                      Two-story garden style apartments
Present Use:                            Multi-family residential
Suitability for Use:                    Excellent;  certificate  of  occupancy
                                        is complete and property is rented
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage  2nd Mortgage  3rd Mortgage
Term:                                   30 years      20 years      18 months
Principal Amount:                       $6,255,000    $2,540,000    $1,800,000
Interest:                               6.00%         13.00%        16.00%
Amortization Provisions:                No            No            No
Prepayment Provisions:                  No            No            No
Maturity Date:                          2027          2018          2001
Balance due at Maturity                 $6,255,000    $2,540,000    $1,800,000

Terms of any lease:                     None
Options to sell:                        None

                                 -- Page 19 --

Renovations Description:                New perimeter fencing, 60 carports, lake
                                        fountains, painting, landscaping
Estimated Cost:                         $400,000
Method of Financing:                    Mortgage proceeds and equity

Competitive Conditions:                 Property is above average for area

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2000    1999    1998    1997    1996
                                        ----------------------------------------
                                        95%     94%     91%     93%     93%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential, Individual families
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2000    1999    1998    1997    1996
                                        ----------------------------------------
     1 Bedroom                          $7,318  $6,741  $6,134  $5,582  $5,079
     2 Bedroom                           9,504   8,755   7,967   7,250   6,597
     3 Bedroom                          10,397   9,577   8,715   7,930   7,217


Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            200,200
Annual rental represented by such
leases:                                 $1,786,722
Percentage of gross annual revenue
represented by such leases:             98%, balance is laundry, late fees,
                                        misc. charges

Property Depreciation
Federal Tax Basis:                      In accordance with SFAS No. 109
Rate:                                   Deferred
Method:                                 Straight-line method
Life claimed with respect to
property or component                   Building improvements: 27 1/2 - 40 years
                                        Furniture: 7 years

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A



2(c) Proposed Acquisitions Under Contract
-----------------------------------------

2(c)(i) Billy's Creek Apartments
---------------------------------

Homes For America Holdings, Inc. signed a Purchase and Sale Agreement with Hunt/Hill Partnership, a Florida general partnership, on December 15, 2000, to acquire Billy's Creek a 2.83 acre parcel of undeveloped waterfront land in Fort


                                 -- Page 20 --

Myers, Florida on which the Company plans to construct 150 Market Rate units. The purchase price for the land is $1,320,000.

As per the terms of the contract, upon execution of the purchase and sale agreement, and payment of an initial deposit of $25,000 (refundable until March 15, 2001), the due diligence period of 90 days commenced. The due diligence period is extendable by 120 days to April 14, 2001 provided an additional deposit of $25,000 (conditionally non-refundable) is made. The Company anticipates financing the acquisition and development of the property with a conventional mortgage. The closing date shall be no later than 60 days after the termination of the due diligence period or termination of the extended due diligence period, if applicable.


2(d) Discontinued Operations/Sale of Assets
-------------------------------------------

On June 30, 2000, the Company sold two properties owned by two of the Company's wholly-owned subsidiaries: Briar Meadows Homes For America, Inc. and Arlington Homes For America, Inc. Operations of these subsidiaries ceased June 30, 2000. The Briar Meadows and Arlington properties were sold for a purchase price of $4.8 million to a group of holders (collectively, the "Investors") of certain common stock, preferred stock, warrants, and promissory notes issued by the Company. The two properties were sold for consideration of:

(a)  The Investors'  assumption of the mortgage  obligations on the  properties:
     $1.5 million for Briar Meadows and $1.2 million for Royal Crest, totaling $2.7 million;

(b) The Investors' surrender and release to the Company of all common stock (valued at $461,093) preferred stock (valued at $1,618,855), warrants
     (valued at $645,052) and promissory notes issued to them by the Company (valued at $575,000), valued collectively at $3.3 million, and;

(c) The Company 's issuing to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date.

The Company reported a net gain of $330,202 on the sale of these assets in 2000, calculated as follows:

                                  Arlington/      Dallas/
                                  Royal Crest     Briar Meadows     TOTAL
-------------------------------------------------------------------------------
Carrying Value...............     $ 2,683,171      $ 1,626,627     $ 4,309,798
Sale Proceeds (Fair Value)...      (1,800,000)      (3,000,000)     (4,800,000)
                                  -----------      -----------      -----------
(Gain) Loss .................         883,171       (1,373,373)       (490,202)
Tax .........................            --            160,000         160,000
                                  -----------      -----------      -----------
Net (Gain) Loss .............     $   883,171      $(1,213,373)     $ (330,202)
                                  ===========      ===========      ===========


Briar Meadows, a 118-unit Market Rate residential complex located in Dallas, Texas had been purchased for $1,050,000 on December 18, 1998. Royal Crest, a 17 acre parcel of undeveloped Market Rate land in Arlington, Texas had been purchased for $1,200,000, also on December 18, 1998. Please see Part II, Item 7,
Note 3: Discontinued Operations - Sale of Assets for further detail.



                                 -- Page 21 --

3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In January of 2000, litigation was started by the seller of Willow Pond/Glen Hills Apartments in Dallas, Texas in order to gain the release of certain escrow funds. The litigation was settled in September of 2000. The project was refinanced and the escrow funds were released to the seller.

Other than as described above, the Company is not a party to any material legal proceedings.



4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

During fiscal year 2000, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II
================================================================================

5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

5(a) Market Price of, and Dividends on, the Registrant's Common Equity and Other
     Shareholder Matters
--------------------------------------------------------------------------------

There is no established trading market for the Company's common stock. No common stock is subject to outstanding options or warrants to purchase, or securities convertible into common stock. There is no common stock that could be sold pursuant to Rule 144 under the Securities Act or that the Company has agreed to register under the Securities Act for sale by security holders. Moreover, there is no common stock that is being, or is proposed to be, publicly offered by the Company at this time. No common stock has been offered pursuant to any Employee Stock Option Plan. Although unlikely, the possible future issuance of common stock pursuant to a Stock Option Plan may have a material effect on the market price of the Company's common stock.



5(b) Recent Sales of Unregistered Securities
--------------------------------------------

The following information relates to all securities sold by the Company within the past three years, without registration under the Securities Act of 1933, as amended (the "Act"). No underwriters were involved in these transactions.

In July 1998, the Company issued 25,000 shares of Common Stock and warrants to purchase 30,000 shares of Common Stock to one accredited investor in a private transaction for an aggregate purchase price of $55,000. This transaction was exempt from registration under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.

During March 1999, the Company issued 24,998 shares of its common stock to a creditor as payment for accrued liabilities in the amount of $24,998. The
Company also issued 185,000 shares of its common stock as payment for professional fees in the amount of $185,000. These issuances were exempt transactions under Section 4(2) of the Act.

                                 -- Page 22 --

In September 1999, the Company issued promissory notes to certain stockholders of the Company (all of whom were accredited investors) for an aggregate consideration of $825,000. This sale was exempt from registration under Section 4(2) of the Act.

During 1999, the Company sold to accredited investors 2.43 units, each consisting of 30,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock, for an aggregate price of $1,618,855, of which an aggregate of $793,855 was paid in cash and $825,000 was paid by surrender of the promissory notes referred to in the preceding paragraph. The Preferred stock was convertible at any time after 30 days from the date of the Closing of any underwritten public offering of the Company's common shares, at the option of the holder, into a number of shares of common stock equal to $25 divided by the conversion price. The conversion price was equal to the lower of (i) $15.00; or
(ii) 80% of the average of the last reported sales prices of the Common Stock for the ten trading days immediately preceding the date of Conversion (but not less than $10.00) subject to certain anti-dilution adjustments. Redemption of the Series A Preferred stock was at the Company's option, upon 30 to 60 days notice to the holders, at a redemption price equal to $25 plus accrued and unpaid dividends. Quarterly dividends which accrued from the date of original issue were payable in cash when declared by the Company's Board of Directors. This offering was an exempt transaction pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

In June 2000, all of the Series A Cumulative Convertible Redeemable Preferred Stock referred to above was redeemed and the warrants issued in July 1998 were repurchased by the Company in connection with the sale of Briar Meadows and Royal Crest (see Part I, Item 1(i): Discontinued Operations/Sale of Assets) for consideration that included the issuance to the Investors of new promissory notes in the aggregate principal amount of $1.2 million. This transaction was exempt from registration under Section 4(2) of the Act.

In 2000, the Company issued 120,000 shares of its common stock (valued at an aggregate of $80,400) as bonuses to certain employees. Also in 2000, the Company issued 30,000 shares of common stock to a note holder in settlement of $20,000 of accrued liabilities. These transactions were exempt from registration under
Section 4(2) of the Act.


6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

6(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 and commenced operations in April of 1996 as a real estate operating company formed to acquire, develop, rehabilitate and manage Affordable Housing and Market Rate properties throughout the United States. Properties are purchased through traditional methods of real estate financing as well as through a variety of government-sponsored financing arrangements made exclusively available for Affordable Housing properties, including Tax Exempt Bonds and Low Income Housing Tax Credits.

The Company's portfolio consists of five affordable housing properties and no market rate housing properties. The five affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida) and Country Lake (West Palm Beach, Florida). Two previously owned properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

                                 -- Page 23 --

Additionally, the Company has entered into a purchase and sale agreement on Billy's Creek. Billy's Creek is a 2.83 acre parcel of undeveloped, non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 150 Market Rate units. Although no assurance can be given, the Company expects that eventually approximately 70% of its portfolio will be affordable housing and 30% will be market rate properties.

The Company generates revenue and profit from the net rental income derived from its properties and the realization of transactional fees. Rental income and related revenues (vending, parking, late fees, etc.) result from the ongoing operation of the Company's rental properties. Cash receipts from these sources occur on a relatively steady basis throughout the year, though fluctuations may occur. Depending on whether the property is owned directly by the Company or through a limited partnership, the Company may earn various transactional fees associated with the acquisition, rehabilitation, management and possible sale of its properties. These fees may include a Builders and Sponsors Profit and Risk Allowance, or BSPRA, Contractor's Fee, Acquisition Fee, Developer's Fee, Supervisor/Incentive Management Fee, and Management Fee. The Company may also generate revenue from the possible sale of its properties.

The Company was formed in 1996. In 1997, the Company acquired a 386-unit affordable housing property, Willow Pond, in Dallas, Texas. In November 1997, the Putnam Square apartment complex in Bridgeport, Connecticut was acquired, though operations there did not actually begin until January 1998. In December 1998, the Company acquired three additional properties: the 118-unit Briar Meadows apartments in Dallas, Texas; a 120-unit affordable housing property in Elkhart, Indiana, and the 17.7 acre Arlington, Texas site, where approval to construct 210 market rate units was secured. In June, 1999, the Company acquired the 400-unit Lake's Edge apartments in North Miami, Florida. In November 1999, the Company acquired the 192-unit Country Lake apartments in West Palm Beach, Florida. On June 30, 2000, Arlington/Royal Crest (land) and Dallas/Briar Meadows were sold.

The following discussion should be read in conjunction with the consolidated financial statements appearing in Part II, Item 7 of this form. In accordance with SFAS 131, the Company aggregates the operations of its various operating properties into a single segment for financial reporting purposes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this form may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this form, that could cause actual results to differ from those projected. Moreover, as we have been in operation only since 1996, there can be no assurance we will continue to be a commercially viable or profitable business. We have a limited operating history and there can be no assurance that we will be successful in the future.


                                 -- Page 24 --

6(b) Results of  Operations  for the  Twelve  Months  Ended  December  31,  2000
     Compared to December 31, 1999
--------------------------------------------------------------------------------

6(b)(i) Revenues
----------------

Revenues of $7,116,362 reported in 1999 are for the combined activities of seven properties. Five of these (Dallas/Willow Pond, Bridgeport/Putnam Square, Dallas/Briar Meadows, Elkhart/Prairie Village and Arlington/Royal Crest (land) reflect a full 12 months of activity. Miami/Lake's Edge was acquired in the month of June, and reflects only six months of activity. West Palm Beach/Country Lake was acquired in November, and reflects only one month's activity.

Revenues  in 2000 of  $8,901,343,  an increase  of  $1,784,981  (25%) over 1999, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and a full 6 months of activity of two properties, Dallas/Briar Meadows and Arlington/Royal Crest (land) through June 30, 2000, when these two properties were sold. The increase in revenues is mostly attributable to twelve months of revenues totaling $1,710,815 at West Palm Beach/Country Lake in 2000 compared to only one month of revenues totaling $257,756 in 1999, a difference of $1,453,059.

Transactional fees earned by the Company, including acquisition fees, rehabilitation fees, general partner fees, and other fees associated with the financing and purchase of property totaled $595,674 in 1999 and $0 in 2000, as per the breakdowns indicated below:

Transactional Fees
----------------------------------------------------------
                                   1999              2000
----------------------------------------------------------

Lake's Edge                   $  173,631            $  --
Prairie Village                  422,043               --
                            ------------      ------------
                             $   595,674            $  --
                            ============      ============


6(b)(ii) Expenses
-----------------

Reported expenses for 1999 of $6,371,726 include a full twelve months of operating costs for five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Dallas/Briar Meadows, Elkhart/Prairie Village and Arlington/Royal Crest
(land). Miami/Lake's Edge, acquired in June, reflects six months of operating costs. West Palm Beach/Country Lake, acquired in November, reflects only one month's operating costs. The Company remains committed to reducing expenses through effective management practices at its present sites, and to extending those practices to future acquisitions.

Reported expenses in 2000 of $9,410,268, an increase of $3,038,542 (48%) over 1999, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and a full 6 months of activity of two properties, Dallas/Briar Meadows and Arlington/Royal Crest (land) through June 30, 2000, when these two properties were sold. The increase in expenses is mostly attributable to: 1) twelve months


                                 -- Page 25 --
of expenses at West Palm Beach/Country Lake totaling $2,029,204 in 2000 compared to only one month of expenses totaling $298,110 in 1999, a difference of $1,731,094; 2) twelve months of expenses totaling $2,700,650 at Dallas/Willow Pond in 2000 compared to twelve months of expenses totaling $2,397,334 in 1999, a difference of $303,316, due to the increase of administrative, maintenance and operating expenses relating to refinancing and improvements at Dallas/Willow Pond; and 3) twelve months of expenses totaling $2,034,517 at Miami/Lake's Edge in 2000 compared to six months of expenses totaling $1,783,767 in 1999, a difference of $250,750.

Real estate expenses include repairs and maintenance, utilities, on-site payroll, insurance, property taxes and other direct expenses. Administrative expenses comprise corporate overhead and other items not directly chargeable to the rental properties. These include expenses such as corporate salaries, outside professionals' fees, travel and expenses such as telephones, supplies and other office expenses.

For the year ended December 31, 1999, total operating expenses before interest, depreciation and taxes were $4,118,977. For the year ended December 31, 2000, total operating expenses before interest, depreciation and taxes were $5,142,792. The increase of $1,023,815 (25%) over 1999 is mostly attributable to: 1) twelve months of expenses at West Palm Beach/Country Lake totaling $393,215 in 2000 compared to only one month of expenses totaling $111,275 in 1999, a difference of $281,940; 2) twelve months of expenses totaling $1,705,696 at Dallas/Willow Pond in 2000 compared to twelve months of expenses totaling $1,497,176 in 1999, a difference of $208,520, due to the increase of administrative, maintenance and operating expenses relating to refinancing and improvements at Dallas/Willow Pond; and 3) twelve months of expenses totaling $525,750 at Elkhart/Prairie Village in 2000 compared to twelve months of expenses totaling $374,030 in 1999, a difference of $151,720 due to the increase of administrative expenses relating to improvements at Elkhart/Prairie Village.

Depreciation and amortization of $954,539 in 1999 reflects a full twelve months' expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Dallas/Briar Meadows, Elkhart/Prairie Village and Arlington/Royal Crest (land) as well as eleven months' expenses on Miami/Lake's Edge and one month's expenses on West Palm Beach/Country Lake. Depreciation and amortization of $1,646,826 in 2000, an increase of $692,287 (73%) from 1999, reflects a full twelve months' expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as six months' expenses on Dallas/Briar Meadows and Arlington/Royal Crest
(land). The increase in depreciation and amortization expenses is mostly attributable to: 1) twelve months of depreciation and amortization at West Palm Beach/Country Lake totaling $386,129 in 2000 compared to only one month of depreciation and amortization totaling $82,970 in 1999, a difference of $303,159; and 2) twelve months of depreciation and amortization totaling $464,569 at Miami/Lake's Edge in 2000 compared to six months totaling $236,888 in 1999, a difference of $227,681.

The Company utilizes accelerated methods of depreciation over a seven (7) year life for personal property. Realty is depreciated by the straight-line method over lives ranging from 25 to 27.5 years.

The 1999 interest expense of $1,298,210 was incurred on outstanding mortgages at seven properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Dallas/Briar Meadows, Elkhart/Prairie Village and Arlington/Royal Crest (land), as well as six months' expenses on Miami/Lake's Edge and one months' expenses on West Palm Beach/Country Lake. The 2000 interest expense of $2,620,650, a $1,322,440 increase (102%) over 1999, was incurred on outstanding mortgages at seven properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as six months


                                 -- Page 26 --
expenses' on Dallas/Briar Meadows and Arlington/Royal Crest (land). This increase is mostly attributable to outstanding mortgage interest for twelve months at West Palm Beach/Country Lake totaling $1,035,670 in 2000 compared to outstanding mortgage interest for only one month totaling $103,865 in 1999, a difference of $931,805.


6(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $579,018 at December 31, 1999 and $318,010 at December 31, 2000, a decrease of $261,008 (45%). This decrease is primarily attributable to building improvements and pre-acquisition costs. (Please see the Consolidated Statement of Cash Flows in Part II, Item 7.)

Liquidity demands on a short-term basis tend to fluctuate with the Company's acquisition cycles. Typically, when the Company acquires new properties, it incurs significant expenditures, including pre-acquisition costs (such as due diligence expenses and deposits on new acquisitions) and acquisition costs. Subsequently, the Company receives fees and reimbursements earned at closing, and working capital is replenished. Long-term demands on liquidity include working capital to develop and support the Company infrastructure and multiple simultaneous transactions in the future, as well as mortgages, bonds, and notes payable, interest payable, taxes payable, and capitalized leases payable. Future growth depends upon the Company's ability to secure adequate capital to consummate acquisitions. While there can be no guarantee that these capital needs will be met, the Company believes that bond financing, sale of tax credits, stock issues and traditional sources of equity and debt financing will be adequate to meet its capital requirements.

In addition to the impact of the Company's acquisition cycles on short and long term liquidity, there are a number of factors that could have an impact on liquidity. The rise and fall of interest rates and the ability to obtain mortgages with favorable terms could have a considerable impact on our ability to purchase, sell, or refinance assets. An economic recession could affect our ability to rent apartments. Finally, increases in insurance rates, utilities, and taxes could also have a material impact on liquidity.

There are a number of known events that have or are reasonably likely to have a material impact on short-term or long-term liquidity, including the sales of Dallas/Briar Meadows and Arlington/Royal Crest (land) and the proposed acquisition of Fort Meyers/Billy's Creek.


SALE OF ARLINGTON/ROYAL CREST (LAND) AND DALLAS/BRIAR MEADOWS

On June 30, 2000,  the Company  sold  Dallas/Briar  Meadows and  Arlington/Royal
Crest (land) (See Part I, Item 2(d) Discontinued Operations/Sale of Assets.) Operations of these subsidiaries ceased June 30, 2000.

The Briar Meadows and Arlington properties were sold for a purchase price of $4.8 million to a group of holders (collectively, the "Investors") of certain common stock, preferred stock, warrants, and promissory notes issued by the Company.

The two properties were sold for consideration of:

(a)  The Investors'  assumption of the mortgage  obligations on the  properties:
     $1.5 million for Briar Meadows and $1.2 million for Royal Crest, totaling $2.7 million;

                                 -- Page 27 --

(b) The Investors' surrender and release to the Company of all common stock (valued at $461,093) preferred stock (valued at $1,618,855), warrants
     (valued at $645,052) and promissory notes issued to them by the Company (valued at $575,000), valued collectively at $3.3 million, and;

(c) The Company's issuing to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date.

The Company reported a net gain of $330,202 on the sale of these assets in 2000, calculated as follows:

                                  Arlington/      Dallas/
                                  Royal Crest     Briar Meadows     TOTAL
-------------------------------------------------------------------------------
Carrying Value ..............     $ 2,683,171      $ 1,626,627     $ 4,309,798
Sale Proceeds (Fair Value)...      (1,800,000)      (3,000,000)     (4,800,000)
                                  -----------      -----------      -----------
(Gain) Loss .................         883,171       (1,373,373)       (490,202)
Tax .........................            --            160,000         160,000
                                  -----------      -----------      -----------
Net (Gain) Loss .............     $   883,171      $(1,213,373)     $ (330,202)
                                  ===========      ===========      ===========

Please see Part II, Item 7, Note 3: Discontinued Operations - Sale of Assets for further detail.


PROPOSED ACQUISITION OF BILLY'S CREEK

The Company anticipates total capital expenditures for the acquisition and development of Billy's Creek of $33,380,096, including a purchase price for the land of $1,320,000, unit construction costs of $18,975,000, miscellaneous site work, common area and parking construction costs of $4,600,000, architect/engineering and general conditions of $1,646,850, a 5% reserve of $1,327,093, interest of $1,881,154, and sales/marketing costs of $1,881,154. The Company anticipates securing mezzanine financing in the amount of $7,500,000 and expects to obtain a construction loan of $25,035,072, 22% and 75% of total sources, respectively. The Company anticipates investing approximately 3% equity in the deal, or $845,024, from Company funds.




                                 -- Page 28 --

7. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Homes for America Holdings, Inc.


We have audited the consolidated balance sheets of Homes for America Holdings, Inc. (a Nevada corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homes for America Holdings, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


LAZAR LEVINE & FELIX LLP
New York, New York
May 8, 2001


                                 -- Page 29 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (AUDITED)


                                   - ASSETS -


                                                      Year Ended     Year Ended
                                                       12/31/00       12/31/99
                                                       (Audited)      (Audited)
-------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents ...........................$   318,010   $   579,018
Accounts receivable - tenants (Note 2j) .............     87,718        57,025
Accounts receivable - other fees (Note 2j) ..........    639,158       913,970
Restricted deposits and funded reserves -
current (Note 7) ....................................  1,362,270     5,497,304
Prepaid expenses and other current assets ...........    319,153       494,140
Due from officer (Note 4) ...........................     50,500        27,500
Net assets of discontinued subsidiaries (Note 3) ....       --         748,212
                                                     -----------   -----------
TOTAL CURRENT ASSETS ................................  2,776,809     8,317,169
                                                     -----------   -----------

INVESTMENTS IN REAL ESTATE - NET
(Notes 2e, 5, 8 and 9) .............................. 39,396,167    35,343,308
                                                     -----------   -----------

FIXED ASSETS - NET (Notes 2e and 6) .................     48,159        55,050
                                                     -----------   -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 7) ....    358,122       529,485
Deferred financing costs - net (Note 2f) ............  1,158,338     1,187,413
Deferred asset management fee - net (Note 2g) .......     78,596        87,170
Pre-acquisition costs (Note 2h) .....................  1,399,889       279,883
Other assets ........................................     84,665       269,373
                                                     -----------   -----------
                                                       3,079,610     2,353,324
                                                     -----------   -----------
                                                     $45,300,745   $46,068,851
                                                     ===========   ===========


                                 -- Page 30 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                        Year Ended    Year Ended
                                                          12/31/00      12/31/99
                                                        (Audited)     (Audited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Line of credit - bank (Note 10) .....................$    320,000  $       --
Accounts payable and accrued expenses ...............   1,550,028       948,942
Tenants security deposits ...........................     374,714       377,281
Unearned rent (Note 2j) .............................      95,190        39,673
Current portion - liabilities applicable to
   investments  in real estate (Note 8) .............   5,218,865     3,757,097
Current portion - notes payable (Note 9) ............     948,801       734,432
Income taxes payable (Note 2i and 13) ...............     177,000          --
Net liabilities of discontinued subsidiaries (Note 3)      57,706          --
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES ...........................   8,742,304     5,857,425
                                                      -----------   -----------

LIABILITIES APPLICABLE TO INVESTMENTS IN REAL
ESTATE (Note 8) .....................................  32,135,835    32,330,843
                                                      -----------   -----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Notes payable (Note 9) ..............................     157,852       228,734
Deferred income taxes (Notes 2i and 13) .............     954,600       903,400
                                                      -----------   -----------
                                                        1,112,452     1,132,134
                                                      -----------   -----------

MINORITY INTERESTS IN SUBSIDIARIES (Note 11) ........     805,824     2,276,008
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Note 12):
Preferred stock, Series A, $.001 par value;
5,000,000 shares authorized.  0 and 72,900
shares issued and outstanding in 2000 and 1999,
respectively ........................................        --              73
Common stock; $.001 par value; 25,000,000 s
hares authorized, 8,702,131 and 8,562,181 shares
issued in 2000 and 1999, respectively ...............       8,702         8,562

Additional paid-in capital ..........................   1,230,848     2,778,525
Retained earnings ...................................   2,149,623     1,685,281
Treasury stock, at cost - 123,000 shares ............    (884,843)         --
                                                      -----------   -----------
                                                        2,504,330     4,472,441


                                                     $ 45,300,745  $ 46,068,851
                                                     ============  ============


                                 -- Page 31 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (AUDITED)




                                                      Year Ended     Year Ended
                                                       12/31/00       12/31/99
                                                       (Audited)      (Audited)
--------------------------------------------------------------------------------
REVENUES:
Rental income (Note 2j) ............................$ 8,135,736    $ 4,819,555
Real estate development fees .......................    205,486        595,674
Interest income ....................................    127,043        103,223
Gain on sale of bonds (Note 1) .....................       --          825,000
Other income .......................................    433,078        772,910
                                                      ---------      ---------
                                                      8,901,343      7,116,362

EXPENSES:
Administrative expenses ............................  2,622,450      2,021,473
Maintenance and operating costs ....................    918,335        868,074
Utilities ..........................................    799,607        703,381
Taxes and insurance ................................    802,400        526,049
Interest expense ...................................  2,620,650      1,298,210
Depreciation and amortization ......................  1,646,826         954,53
                                                      ---------      ---------
                                                      9,410,268      6,371,726
                                                      ---------      ---------

(LOSS) INCOME BEFORE MINORITY INTERESTS AND
PROVISION FOR INCOME TAXES .........................   (508,925)       744,636

Minority interests in net loss of consolidated
subsidiaries (Note 11) .............................    583,787        171,550
                                                      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES ...........     74,862        916,186

Provision for income taxes (Notes 2i and 13) .......     26,200        313,000
                                                      ---------      ---------

INCOME FROM CONTINUING OPERATIONS ..................     48,662        603,186
                                                      ---------      ---------

DISCONTINUED OPERATIONS (NOTE 3):
Income from operations of discontinued
subsidiary's assets (net of income taxes
of $42,000 and $12,000 for 2000 and 1999,
respectively) ......................................     85,478         22,548
Gain on sale of operating assets of subsidiary -
net of income taxes of .............................$   330,202    $      --
                                                      ---------      ---------
                                                        415,680         22,548


NET INCOME .........................................$   464,342    $   625,734
                                                      ---------      ---------

BASIC AND DILUTED INCOME PER SHARE (NOTE 2k)
Continuing operations ..............................$       .01   $       .07
                                                      ---------      ---------
Discontinued operations ............................        .05           --
                                                      ---------      ---------
                                                    $       .06   $       .07

                                                     ===========   ===========

                              -- Page 32 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998 ...................   $    --      $   8,352    $   947,955   $ 1,061,832   $      --      $ 2,018,139
Sale of Preferred Shares .......................          73         --        1,618,782          --            --        1,618,855
Preferred stock dividend requirement ...........        --           --             --          (2,285)         --           (2,285)
Issuance of shares in lieu of payment of
   accrued liabilities .........................        --             25         24,973          --            --           24,998

Issuance of shares for professional fees .......        --            185        184,815          --            --          185,000

Fair value of rent .............................        --           --            2,000          --            --            2,000

Net income .....................................        --           --             --         625,734          --          625,734
                                                   ---------    ---------    -----------   -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1999 ...................          73        8,562      2,778,525     1,685,281          --        4,472,441

Shares issued in lieu of employees' compensation        --            120         80,280          --            --           80,400

Issuance of shares in lieu of payment of
   accrued liabilities .........................        --             30         19,970          --            --           20,000

Surrender and retirement of preferred shares ...         (73)        --       (1,618,782)         --            --       (1,618,855)

Purchase and cancellation of shares ............        --            (10)       (29,145)         --            --          (29,155)

Purchase of shares for treasury ................        --           --             --            --        (884,843)      (884,843)

Net income .....................................        --           --             --         464,342          --          464,342
                                                   ---------    ---------    -----------   -----------   -----------    -----------
BALANCE AT DECEMBER 31, 2000 ...................   $    --      $   8,702    $ 1,230,848   $ 2,149,623   $  (884,843)   $ 2,504,330


                                 -- Page 33 --

                           HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (AUDITED)

                                                     Year Ended     Year Ended
                                                     12/31/00       12/31/99
                                                     (Audited)      (Audited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................ $   464,342    $   625,734
Adjustments to reconcile net income to net cash
provided by operations:
Non-cash expense - rent ...........................        --            2,000
Depreciation and amortization .....................   1,931,872      1,016,187
Compensatory shares ...............................     100,400        185,000
Minority interests ................................    (695,778)      (171,550)
Deferred income taxes .............................      51,200        325,000
Forgiveness of debt ...............................        --          (13,000)
Gain on sale of assets ............................    (490,203)          --
(Increase) decrease in assets:
Accounts receivable - tenants .....................     (28,293)       (35,693)
Accounts receivable - other .......................     331,321       (580,881)
Prepaid expenses and other current assets .........     207,790       (456,111)
Operating escrow ..................................     458,751       (497,138)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ..........     428,449        363,921
Due to related parties ............................    (204,126)      (214,759)
Tenant security deposits ..........................     (19,574)        93,949
Real estate taxes payable .........................     (97,202)       318,995
Unearned rent .....................................      51,652         30,159
Income taxes payable ..............................     177,000           --
                                                     ----------     ----------
Net cash provided by operating activities .........   2,667,601        991,813
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property .......................  (3,405,214)    (1,733,730)
Capital expenditures ..............................      (7,890)       (74,809)
Due from officer ..................................     (23,000)       (27,500)
Withdrawals from (additions to) replacement
reserves ..........................................     283,236       (750,423)
Pre-acquisition costs .............................  (1,120,006)       (87,896)
                                                     ----------     ----------
Net cash (utilized) by investing activities .......  (4,272,874)    (2,674,358)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred shares ........        --        1,618,855
Proceeds from long-term debt ......................   4,435,627           --
Purchase of treasury shares .......................    (913,988)          --
Contributions from minority shareholders ..........        --          362,117
Distributions to minority shareholders ............  (1,939,983)      (115,881)
Net proceeds from short-term loans ................     320,000        525,591
Payments of long-term debt ........................     197,671        (84,396)
Payments for bond issuance costs ..................        --         (205,906)
Payments for financing costs ......................    (755,062)      (605,110)
                                                     ----------     ----------
Net cash provided by financing activities .........   1,344,265      1,495,270
                                                     ----------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .......    (261,008)      (187,275)

Cash and cash equivalents, beginning of year ......     579,018        766,293
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR ............ $   318,010    $   579,018
                                                     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..................................... $ 2,614,194    $   535,727
Income taxes paid .................................        --             --

                                 -- Page 34 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - DESCRIPTION OF BUSINESS:

Homes for America Holdings, Inc., a Nevada Corporation ("the Company") established in 1996, is engaged in the business of (a) acquiring, rehabilitating and managing select "Affordable Housing" properties; (b) acquiring and converting specially situated, non-residential properties into residential rentals or condominium sales; and (c) acquiring multi-use residential real estate. As to the Affordable Housing portion of the portfolio, the Company sells partnership interests through newly formed subsidiaries, including "tax-credit" benefits, according to Section 42 of the IRS Code, and depreciation and amortization for equity, acquisition and management fees.

     The Company's wholly-owned subsidiaries are:

(i) Glen Hills Homes for America, Inc., a Texas corporation, which is the General Partner in Dallas/Glen Hills L. P. ("Dallas/Glen/Hills")

(ii) Prairie Village-Homes for America, Inc., an Indiana corporation, which is the General Partner of Middlebury Elkhart, L.P. ("Prairie Village")

(iii)Putnam Homes for America Holdings, Inc., a Connecticut corporation, which is the General Partner of TVMJG 1996-Putnam Square Limited Partnership ("Putnam")

(iv) BriarMeadows/Homes for America, Inc., a Texas corporation ("BriarMeadows")

(v)  Arlington/Homes for America, Inc., a Texas corporation ("Arlington")

(vi) Lakes Edge Homes Holdings, Inc., a Florida Corporation ("Lakes Edge")

(vii)LEHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Lake's Edge transaction ("LEHH")

(viii)Country Lake Homes Holdings, Inc., a Florida Corporation ("Country Lake")

(ix) CLHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Country Lake transaction ("CLHH") and

(x)  Homes For America Real Estate Services, Inc., a Texas corporation ("RES")


Glen Hills Homes for America, Inc., Prairie Village-Homes for America, Inc., and Putnam Homes for America Holdings, Inc., ("the general partners"), have no other operating activities.

On December 18, 1998, BriarMeadows purchased an apartment property (land and building) located in Dallas, Texas, from an unrelated party for a cost of $1,050,000. The Company financed the entire purchase price (see Note 8). The operations of this rental property are included in the consolidated financial statements from the date of acquisition. See Note 3 regarding sale of this property.

On December 21, 1998, Arlington purchased a tract of land in Arlington, Texas, from an unrelated party, for an aggregate cost of $1,000,000. The Company financed the entire purchase price (see Note 8). The Company had received


                                 -- Page 35 --
approval from the City of Arlington to construct a 210-unit apartment complex and was negotiating for permanent financing for this project. See Note 3 regarding sale of this property.

On June 30, 1999, Lakes Edge was acquired and, simultaneously with this transaction, Lakes Edge purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Dade County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds, which were purchased with the proceeds of a loan, were immediately sold and Lakes Edge recognized a gain of $825,000. The Lakes Edge property, a 400-unit affordable housing complex is located in Florida.

On November 9, 1999, Country Lake purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Palm Beach County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds were purchased with the proceeds of a loan. The Country Lake property is a 192-unit affordable housing complex located in Florida.

During 1999, the Company established a new subsidiary, Homes for America Real Estate Services, Inc., ("RES"). This new subsidiary will provide management services to the Company's other subsidiaries as well as to other unrelated entities. RES began operations in 2000.

CERTAIN PROVISIONS OF LIMITED PARTNERSHIP AGREEMENTS:

Dallas/Glen Hills, L.P.:

Dallas/Glen Hills, L.P., (Dallas/Glen Hills) was formed in October 1995 and commenced operations in February 1996. The partnership agreement was amended in March 1997, to provide for the withdrawal or reduction in ownership interest of the existing partners and the contribution of capital and the admittance of new partners, with the general partner being Glen Hills Homes for America, Inc., a wholly-owned subsidiary of the Company. Dallas/Glen Hills was organized to purchase, rehabilitate and operate the Willow Pond Apartment Project ("the Project") located in Dallas, Texas. The Project received an allocation of low income housing tax credits from the Texas Department of Housing and Community Affairs under Section 42 of the Internal Revenue Code, which regulates the use of the Project as to occupant eligibility and unit gross rent, among other requirements. As such, the Project is required to lease a minimum of 40% of its units to families whose income is 60% or less of the area median gross income. The project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive these credits.

Losses, subject to certain provisions, and tax credits are allocated .01% to the general partner and 99.99% to the limited partners. Operating profits, subject to certain provisions, are allocated first to the extent of losses previously allocated then based on cash distributions already made or to be made. However, annual distributable cash flow is first utilized to satisfy loans and certain accrued and unpaid liabilities, in accordance with the partnership agreement, and then to satisfy various fees and obligations to the general partner. Finally, any distributable cash flow remaining after the general partner's fees and obligations are satisfied, is distributed 50.1% to the general partner and 49.9% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 95% of the partnership's distribute cash flow, giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership agreement to the general partner to manage the affairs of the partnership give the general partner control over the partnership.

Middlebury Elkhart, L.P.:

                                 -- Page 36 --

Middlebury Elkhart, L. P., (Prairie Village) was formed in July 1997 and in December 1998, acquired a 120-unit apartment building (including land) in Elkhart, Indiana, from an unrelated party, for rental to low income tenants. The original cost of this investment approximated $800,000 which was paid in cash. Rehabilitation of this building was completed in December 2000. Prairie Village has received an allocation of low income housing tax credits from the Indiana Housing Finance Authority under Section 42 of the Internal Revenue Code of 1986, as amended. As such, similar to Dallas/Glen Hills, management is required to lease a minimum of 40% of Prairie Villages units to families whose income is 60% or less of the area median gross income. Under the terms of an amended partnership agreement dated December 1998, Prairie Village-Homes for America, Inc., became the general partner and has a .1% interest in the partnership.

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 80% to the general partner and 20% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 80% of the partnership's distributable cash flow, giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership agreement to the general partner to manage the affairs of the partnership give the general partner control over the partnership.


TVMJG 1996-Putnam Square Limited Partnership:

TVMJG 1996-Putnam Square Limited Partnership (Putnam Square) was formed in February 1996 for the purpose of acquiring, developing and operating an 18-unit rental housing project in Bridgeport, Connecticut. The housing project has qualified and been allocated low income housing tax credits pursuant to Section 42 of the Internal Revenue Code of 1986. The general partner, Putnam Homes for America Holdings, Inc., has a 1% interest in the partnership.

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 75% to the general partner and 25% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 75% of the partnership's distributable cash flow, giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to manage the affairs of the partnership give the general partner control over the partnership.

General:

The general partners have also entered into guaranty agreements with the limited partners of each partnership, whereby the general partner has agreed to fund (i) operating deficits (as defined in each agreement) incurred during a specific period and (ii) replacement reserve escrow accounts to meet replacement reserve obligations during the guaranty period.

Other than fees earned from tax credit partnerships pursuant to Section 42 Tax Credits as described in Note 2(j) Revenue Recognition, fees received from the partnerships are eliminated upon consolidation.

                                 -- Page 37 --

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Principles of Consolidation:

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its wholly-owned subsidiaries (which include the general partners). While the general partners are generally entitled to less than 50% of the profits and losses of the limited partnerships, under the partnership agreements their participation in distributable cash flow is always in excess of 75%, giving them an overwhelming financial interest in the partnerships. In addition to the general partners' overwhelming financial interests, their sole involvement in and responsibility for the financial policies and day-to-day operations of the properties and the rights granted by the partnership agreements to the general partners to manage the affairs of the partnerships give the general partners control over the partnerships. As such, according to the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," the Company, as the controlling investor, accounts for such investments under the principles of accounting applicable to investments in subsidiaries. See also
Note 11 regarding Minority Interests.

All   intercompany   balances  and   transactions   have  been   eliminated   in
consolidation.

(b)  Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the Company's financial position, results of operations, or cash flows.

(c)  Statements of Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d)  Comprehensive Income:

SFAS 130 "Reporting Comprehensive Income" prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

(e)  Property and Equipment:

Land, buildings, furniture and equipment, including investment property, are recorded at cost. Depreciation is computed using the straight-line method as follows:

 Buildings and improvements                         27 1/2 - 40 years
 Furniture and equipment                            7 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the years ended December 31, 2000 and 1999 aggregated $1,646,827 and $845,058, respectively.

                                 -- Page 38 --

(f)  Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. Accumulated amortization at December 31, 2000 and 1999 aggregated $371,760 and $86,716, respectively. Amortization expense for the years ended December 31, 2000 and 1999 aggregated $285,044 and $69,661, respectively.

(g)  Deferred Asset Management Fee:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization at December 31, 2000 and 1999 aggregated $32,160 and $23,586, respectively. Amortization expense for the years ended December 31, 2000 and 1999 aggregated $8,574 and $8,580, respectively.

(h)  Pre-Acquisition Costs:

Costs incurred in pursuit of new acquisitions including, but not limited to, professional, consulting, travel and due diligence expenditures, are deferred, pending either the acquisition of the property or the determination by management that a particular property will not be acquired. Certain of these costs may be reimbursed to the Company upon acquisition of the property. Costs remaining upon the consummation of an acquisition are capitalized and become part of the Company's investment in the related entity. Pursuant to the guidance of EITF 97-11, internal costs associated with identifying and acquiring a property which will be operating upon acquisition are expensed as incurred. Internal costs related to pre acquisition activities incurred to identify and acquire a property that will be considered as nonoperating upon acquisition, are capitalized as part of the cost of acquisition. Management evaluates the probability of acquiring non-operating properties and capitalizes the related internal costs when the acquisition is reasonably certain. Alternatively, at such time that management determines that acquisition of the property is not feasible, any deferred costs are charged to expense.

At December 31, 2000 and 1999, pre-acquisition costs related to the pending acquisition of the following properties:


                                 12/31/00    12/31/99
                                 (Audited)   (Audited)
--------------------------------------------------------
Billy's Creek, Florida .....   $  168,167   $     --
Brick Yard, New York .......      122,449         --
Amherst Gardens, New York ..      113,588         --
Yonkers Waterfront, New York      185,889         --
Odessa, Texas ..............       25,000         --
Lake Crystal, Florida ......      369,889         --
Villa Americana, Texas .....      200,458      249,332
Haverford, Kentucky ........      152,715       30,551
Mandarin Pines, Florida ....       61,734         --
                               ----------   ----------
                               $1,399,889   $  279,883
                               ==========   ==========


(i)  Income Taxes:

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the asset and


                                 -- Page 39 --
liability approach of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income taxes result principally from utilizing the accrual basis for financial reporting purposes and the cash basis for income tax purposes. No Federal or state income taxes are payable by the partnerships, and none have been provided for.

(j)  Revenue Recognition:

Rental income is recognized, on a straight-line basis, as rent becomes due. Rental payments received in advance are deferred until earned. The Company does not believe that an allowance for doubtful accounts is necessary at this time.

When the Company acquires a rental property that is eligible for tax credits, it establishes a limited partnership in which a limited partner makes a capital contribution to purchase the use of the credits. The limited partner, by making its capital contribution, is eligible for a proportionate share of these credits represented by its equity interest in the limited partnership.

In 1998, when the Company acquired Prairie Village, which was allocated tax credits in 1998, it established the Middlebury/Elkhart Limited Partnership. A limited partner paid a capital contribution to the partnership to purchase 99.9% of the tax credits and 99.9% of the losses of the partnership. In accordance with the amended partnership agreement, after the limited partner made its capital contribution, the Middlebury/ Elkhart partnership subsequently paid a "Guaranteed Payment" to the Company (through its wholly owned subsidiary Prairie Village Homes For America, Inc.) for its services relating to the development, construction, and attainment of the tax credits.

When the Middlebury/Elkhart limited partnership paid Prairie Village Homes For America, Inc. the Guaranteed Payment, Prairie Village Homes For America, Inc. recorded the payment as income in 1998, the year the fee was earned. Whereas under consolidation such a fee would normally be eliminated, pursuant to tax credit partnerships created under Section 42 Tax Credits, under consolidation such fees are not eliminated, for the following reason: Tax credit partnerships under Section 42 Tax Credits allow for fees to be paid directly out of the partnership to the general partner as an expense to the partnership, resulting in substantive increases, when combined with depreciation, to the partnership's losses. These losses are borne as if by a third party, since the limited partner, not the limited partnership, always retains in excess of 99% of those losses. Conversely, the general partner always retains less than 1% of the tax credits and losses, at least 90% of the cash flow from the property and at least 70% to 90% of the residual property value (after return of capital). Accordingly, the general partner records such fees as income and the Company does not eliminate them upon consolidation.

Other than fees earned from tax credit partnerships pursuant to Section 42 Tax Credits as described above, fees received from the partnerships are eliminated upon consolidation. Fees from outside parties and fees earned from tax credit partnerships pursuant to Section 42 Tax Credits as described above are recognized as earned and are classified as real estate development fee income from outside third parties.

Interest earned on the Company's and its subsidiaries' bank accounts are recorded as earned and reflected as interest income. Other income consists of late fees, application fees, commissions etc., and is recorded as earned.

(k)  Earnings Per Share:

Basic and  diluted  earnings  per  share  have been  computed  according  to the


                                 -- Page 40 --
standards of SFAS No. 128 "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:


                                                  12/31/00    12/31/99
                                                 (Audited)   (Audited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........   $   48,662   $  603,186
  Less:  Preferred stock dividend requirement         --          2,285
                                                ----------   ----------
Income from continuing operations
  available to common shareholders ..........   $   48,662   $  600,901
                                                ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..    8,666,986    8,456,682
Assumed conversion of cheap warrants ........         --           --
Assumed conversion of convertible
  preferred stock ...........................         --        121,500
                                                ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share     8,666,986    8,578,182
                                                 =========    =========


(l)  Investment in Joint Venture:

During 1999, the Company formed a 50/50 joint venture with another entity. The Company's investment in this joint venture, which has been established as a limited liability company, is being reflected under the equity method of accounting. At December 31, 2000, the Company's investment has been written down to $-0-.


(m)  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of investments approximates fair market value. The carrying amount of long-term debt approximates the estimated fair value of debt and is based on borrowing rates currently available with similar terms and average maturities.

(n)  Recent Pronouncements:

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000. The adoption of SAB 101 had no material impact on the Company's financial position or its results of operations.

(o)  Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. No compensation expense is recognized pursuant to the Company's stock option plans


                                 -- Page 41 --
under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." Fin 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 is effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

(p)  Reclassifications:

Certain reclassifications have been made to the 1999 financial statements to correspond to the presentation used in 2000.


NOTE 3 - DISCONTINUED OPERATIONS - SALE OF ASSETS:

On June 30, 2000, the Company sold the properties owned by Briar Meadows and Arlington for a purchase price of $4.8 million to a group of holders
(collectively, the "Investors") of its common stock, preferred stock, warrants and promissory notes. The two properties were sold for consideration of:

(a)  The Investors'  assumption of the mortgage  obligations on the  properties:
     $1.5 million for BriarMeadows and $1.2 million for Arlington, totaling $2.7 million

(b) The Investors' surrender and release to the Company of all common stock (valued at $461,093) (See note 1 below) preferred stock (valued at $1,618,855) (see Note 12), warrants (valued at $645,052) (See note 2 below), and promissory notes totaling $575,000 issued to them by the Company, valued collectively at $3.3 million, and;

(c) The Company issued to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date.

--------------------------------------------------------------------------------

(1) 385,000 shares of common stock were valued at $461,093, or approximately $1.20 per share. The fair value determination of $1.20 per share reflects the value agreed to by the unrelated third party accredited Investors.

(2) 30,000 warrants, which were issued to an unrelated third party accredited Investor in 1998 and exercisable at a price of $1 per share, were retired in the June 30, 2000 sale of Briar Meadows and Arlington (land). Additionally, two of the accredited Investors were the holders of two promissory notes, each in the amount of $225,000, with repayment provisions that included, in addition to repayment in cash of the full amount of the loans, the receipt of options or warrants, as mutually agreed, for 75,000 shares of common stock each, exercisable at a price of $1 per share and expiring five years from the date of repayment. The Company valued the right to exercise these warrants, along with the 30,000 warrants issued in 1998, at $645,052, or approximately $3.58 per warrant. The warrants were valued at $3.58 based on the Company's then-anticipated listing of its common stock on a public exchange and expected trading value thereof in the range of $4-$5 per share. The Company believed that the Investors' future exercise of the warrants (at $1 per share) would be disadvantageous to the Company.


                                 -- Page 42 --

Per APB 29, the transfer of a non-monetary asset to reduce ownership interests should be recorded at the fair value of the asset surrendered when that value is more clearly evident than the fair value of the asset received. In the June 30, 2000 sale of the Dallas/Briar Meadows and Arlington/Royal Crest properties to Company stockholders, the fair value of the properties is more clearly evident than the fair value of the consideration received (in particular the fair value of the preferred stock and warrants) and, as per APB 29, the accounting basis was the fair value of the asset surrendered.

The Company's Board of Directors determined that the fair value of the two properties, combined into one sale to a group of unrelated third party investors, was $4,800,000, an increase of $490,202 since their acquisition in December of 1998. This value reflects the highest price that the investors were willing to pay and the lowest price the Company would accept, and was determined with industry standard cap rates and buildable unit values. Additionally, the fair value of each property is supported by independent real estate appraisals. (While the fair values and the appraised values vary slightly, it is important to note that, as in this case, multifamily properties are rarely sold for the exact appraised amount due to the timing of the reports relative to the transaction as well as transaction-specific negotiations.)

The carrying value of the Arlington land was $2,683,171. The sale proceeds of the property at the time of sale was $1,800,000, based on the fair value of the property surrendered, determined as follows: a value of $8,570 per buildable unit (based on an industry standard range of $8,000-$9,000 per buildable unit for this type of vacant, non-operating land in the Arlington, Texas area) was assigned to each of 210 units for which multifamily zoning approval had been gained, resulting in a fair value of approximately $1.8 million. This fair value calculation is also supported by an independent real estate appraisal conducted in August of 2000 (a month after the sale) valuing the property at $1,930,000.

The carrying value of Dallas/Briar Meadows was $1,626,627. The sale proceeds of the property at the time of sale was $3,000,000, based on the fair value of the property surrendered, determined as follows: the net operating income of $296,292 at the time of sale at a cap rate of 10 percent (an industry standard for this type of operating property in Dallas, Texas), resulting in a fair value of approximately $3,000,000. This fair value calculation is also supported by an independent real estate appraisal conducted in May of 1999 valuing the property at $2,700,000. (When the property was appraised in May of 1999 (thirteen months before the sale), the net operating income at Dallas/Briar Meadows was $274,152, resulting in a value of approximately $2.7 million at a cap rate of 10 percent. The Company used this same cap rate to determine the fair value in June of 2000.)

The carrying value of the two properties combined was $4,309,798. The sale proceeds for the two properties was the fair value of the properties at the time of sale, totaling $4,800,000. A gain of $490,202 (a net gain after taxes of $330,202) was recorded on the sale of the assets, calculated as follows:

                                  Arlington/      Dallas/
                                  Royal Crest     Briar Meadows     TOTAL
-------------------------------------------------------------------------------
Carrying Value ..............     $ 2,683,171      $ 1,626,627     $ 4,309,798
Sale Proceeds (Fair Value) ..      (1,800,000)      (3,000,000)     (4,800,000)
                                  -----------      -----------      -----------
(Gain) Loss .................         883,171       (1,373,373)       (490,202)
Tax .........................            --            160,000         160,000
                                  -----------      -----------      -----------
Net (Gain) Loss .............     $   883,171      $(1,213,373)     $ (330,202)
                                  ===========      ===========      ===========



                                 -- Page 43 --

Revenues and net income from the operations of the Briar Meadows and Arlington properties were as follows:


                          12/31/00    12/31/99
                         (Audited)    (Audited)
                        ------------------------
Revenues:
         BriarMeadows   $ 707,932    $ 640,303
         Arlington ..        --           --

Net income (loss)
         BriarMeadows     142,083      (24,481)
         Arlington ..     (56,605)        --



NOTE 4 - DUE FROM OFFICER:

As of December 31, 2000, an officer had an outstanding loan payable to the Company in the amount of $50,500. This loan is due on demand and bears interest at an annual rate of 8%.



NOTE 5 - INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:



                                                    12/31/00      12/31/99
                                                   (Audited)     (Audited)
------------------------------------------------------------------------------
Buildings and improvements ....................   $ 31,667,053  $ 28,348,182
Furniture, fixtures and equipment .............      3,047,625     2,535,012
Construction in progress ......................      2,679,822     1,090,869
                                                     ---------     ---------
                                                    37,394,500    31,974,063
Less: accumulated depreciation and amortization     (3,086,897)   (1,479,459)
                                                    ----------    ----------
                                                    34,307,603    30,494,604
Land ..........................................      5,088,564     4,848,704
                                                     ---------     ---------
                                                  $ 34,396,167  $ 35,343,308
                                                  ============  ============


In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company evaluates, on an ongoing basis, the carrying amounts of its investments in real estate (and fixed assets - see Note 6) to determine if there has been any impairment of those carrying values. If an impairment is found to exist, it is the Company's policy to recognize such impairment at that time.

The Company utilizes various methods to measure the carrying value of its real estate assets to determine if an impairment has occurred, including:

a. Reviewing the market value of a property through the use of outside, independent appraisals often conducted prior to securing a purchase and


                                 -- Page 44 --
     sale agreement and also upon the refinancing of the Company's acquisitions. Appraisals are often required by lenders as a condition of the financing.

b. Assets are routinely monitored for significant physical changes. Particular concern is given to maintaining and upgrading the properties to keep them competitive in their respective market places. Again, these are issues that are of great concern to lenders. The Company expends a great deal of resources in maintaining the physical integrity of the assets and, in fact, has established a variety of renovation and rehabilitation escrows for exactly that purpose.

c. The Company monitors the legal, regulatory and business climates for any events that could have an adverse impact on the carrying value of the assets. Examples of these types of events would include the promulgation of new rules by governmental agencies, new laws requiring compliance or otherwise affecting the operation, or any other significant event. When such an event is identified, the costs to comply or remediate are determined and their impact on the property is measured.

d. The Company continuously budgets and makes estimates for future operating periods, including estimates of whether its properties will be profitable and produce positive cash flow in future periods.

In the event that any adverse events are identified that, in the judgment of the Company, impair the carrying value of the asset, it is the Company's policy to determine the carrying value of the asset by estimating the sum of future cash flows (undiscounted and without interest charges) and measure it against the current carrying value of the asset. If the sum of the future cash flows is less than the carrying value of the asset, then an impairment loss is recognized in accordance with the requirements of SFAS 121.

Through December 31, 2000, there has been no such impairment.


NOTE 6 - FIXED ASSETS:

Fixed assets consist of the following:

                                 12/31/00    12/31/99
                                 (Audited)   (Audited)
--------------------------------------------------------
Office equipment .............   $ 89,500    $ 81,610
Less: accumulated depreciation    (41,341)    (26,560)
                                  -------     -------
                                 $ 48,159    $ 55,050
                                 ========    ========

See also Note 5 regarding impairment.



                                 -- Page 45 --

NOTE 7 - RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of December 31, 2000 and 1999, restricted deposits and funded reserves consist of the following:


                                           12/31/00     12/31/99
                                           (Audited)    (Audited)
-------------------------------------------------------------------
CURRENT ASSETS:
     Tax and escrow reserves ..........   $  287,722   $  465,659
     Rehabilitation reserves ..........      159,679      373,000
     Replacement reserves .............      587,471      758,714
     Debt reduction escrow (Note 8) ...         --      1,500,000
     Restricted mortgage funds (Note 8)      327,398    2,399,931
                                             -------    ---------
                                           1,362,270    5,497,304
                                           ---------    ---------
OTHER ASSETS:
     Operating reserves ...............      358,122      529,485
                                             -------      -------

TOTAL .................................   $1,723,392   $6,029,789
                                          ==========   ==========


NOTE 8 - LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                    12/31/00      12/31/99
                                    (Audited)     (Audited)
-------------------------------------------------------------
Mortgage loans payable .........  $ 15,551,521  $ 14,243,204
Bonds payable ..................    21,105,000    21,105,000
                                    ----------    ----------
                                    36,656,521    35,348,204
Less: Non-current portion ......   (32,135,835)  (32,330,843)
                                   -----------   -----------
                                     4,520,686     3,017,361
Accrued interest payable .......       132,853       103,244
Accounts payable - acquisition .       105,184       105,184
Real estate taxes payable ......       460,142       531,308
                                       -------       -------
Current portion of liabilities..  $  5,218,865  $  3,757,097
                                  ============  ============


On February 9, 1996, Dallas/Glen Hills entered into a mortgage loan agreement for $5,350,000. The mortgage accrued interest at a rate of 8.25% per annum with monthly principal and interest payments of $42,182. The note, with an original maturity date of March 1, 2011, was retired during 2000 upon refinancing. In 1996, Dallas/Glen Hills also funded a debt reduction escrow account in the amount $1,500,000 to be applied against the outstanding loan balance upon refinancing. On September 13, 2000, Dallas/Glen Hills paid a $675,000 mortgage prepayment fee from proceeds of the refinancing transaction, to retire the mortgage prior to maturity.



                                 -- Page 46 --

On September 13, 2000, Dallas/Glen Hills executed a $6,450,000 loan agreement (the "Mortgage Loan") with a commercial lender to refinance the Project's debt. Commencing November 2000, monthly principal and interest payments of $47,283 are due until October 12, 2012 (the "Maturity Date"), when all remaining principal and interest is payable in full. Interest accrues at a rate of 7.99% per annum.

Prairie Village, in December 1998, entered into a $3,236,900 mortgage loan with a lender relating to the issuance of a total of $3,230,000 in Mortgage Revenue Refunding Bonds, issued by the City of Elkhart, Indiana. As of December 31, 1999, the Company had drawn down $2,007,023 with the balance of $1,229,877, held in an escrow account which was released in 2000 upon completion of the rehabilitation of this project. The loan bears interest at an annual rate of 5.85%, with monthly payments of interest only through June 2000. Monthly principal and interest payments of $19,096 commenced in July 2000 and are payable for 30 years until final maturity on May 1, 2030. The loan agreement requires monthly payments of principal and interest sufficient to meet sinking fund requirements for payments of amounts due under the bonds, based on their varying maturities and interest rates.

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of December 31, 2000 and 1999, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000 in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

In September 1999, Briar Meadows entered into a loan agreement with a bank and received proceeds in the amount of $1,500,000, with an original maturity date of January 31, 2001. The proceeds from this loan were used to repay (i) a 15.25%
note in the amount of $500,000, with an original maturity date of June 17, 2000 and (ii) the balance outstanding under a term note in the amount of $832,463. The loan accrues interest at the lesser of the "Applicable Rate" or the "Maximum Lawful Rate", both terms as defined in the agreement. The $1.5 million note was assumed by the Investors (see Note 3) when this property was sold in June 2000.

Arlington was obligated under a promissory note in the amount of $1,200,000, with an original maturity date of June 17, 2000. This note accrued interest at an annual rate of 15 1/4% which was payable monthly. The note may be prepaid under specific conditions as long as three months of interest payments have been made. The $1.2 million note was assumed by the Investors (see Note 3) when this property was sold in June 2000.

In June 1999, Lakes Edge entered into a loan agreement with a mortgage company and received proceeds in the amount of $1,400,000. Interest is payable monthly at the rate of 11% per annum and the note matures in August 2010. $1,170,054 is being held in an escrow account and will be released when rehabilitation work is completed in 2001.

In connection with the acquisition of the Lakes Edge property, the Company assumed the liability of $14,850,000 in Multifamily Mortgage Revenue Bonds 1985 Series 12, issued by the Housing Finance Authority of Dade County, Florida. These bonds mature on May 1, 2035, and the current interest rate is 6.9% per annum.

In November  1999,  Country Lakes entered into a loan  agreement with a mortgage


                                 -- Page 47 --
company and received proceeds in the amount of $1,800,000. Interest is payable monthly at the rate of 16% per annum, and principal payments of $25,000 per month began in May 2000. This note matures in May 2001. Country Lakes also entered into an additional agreement with another financial institution for a term loan in the amount of $2,540,000. Interest on this loan is payable monthly at the rate of 13% per annum until the loan matures on July 1, 2018.

In connection with the acquisition of Country Lakes in November 1999, the Company assumed the liability of $6,255,000 in Multifamily Housing Revenue Bonds Series 1985C, issued by the Housing Finance Authority of Palm Beach County, Florida. These bonds mature on July 1, 2027 and the current interest rate is 6% per annum.

The aggregate maturities of mortgage loans payable (exclusive of bonds payable) for the next five years are $4,520,686; $197,456; $215,854; $236,070; $252,288 and $10,126,167 thereafter.

NOTE 9 - NOTES PAYABLE:

Notes payable consists of the following:


                                                        12/31/00     12/31/99
                                                        (Audited)    (Audited)
--------------------------------------------------------------------------------
9% installment note payable secured by the ownership
rights in Dallas/Glen Hills payable in monthly
installments of $6,772, including interest,
maturing in 2004                                      $  348,653   $  263,166

9 1/2% note payable due in 2001 ...................      699,000         --

9 1/2% loan payable on July 23, 2000 ..............         --        225,000

9 1/2% notes payable, collateralized by receivables
from Putnam, payable in July 2000 .................         --        475,000

8% note payable before December 31, 2001 ..........       59,000         --
                                                      ----------   ----------
                                                       1,106,653      963,166
Less: current maturities ..........................      948,801      734,432
                                                      ----------   ----------
                                                      $  157,852   $  228,734
                                                      ==========   ==========


The aggregate  maturities of long-term  debt,  existing as of December 31, 2000,
for  the  next  four  years  are   $948,801;   $69,906;   $76,463  and  $11,483,
respectively.


NOTE 10 - BANK CREDIT LINE:

In November 2000, the Company entered into an unsecured line of credit with its bank which provides for maximum borrowings of $750,000. This line of credit, which expires on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $320,000 as of December 31, 2000.

NOTE 11 - MINORITY INTERESTS:

Three wholly-owned subsidiaries of the Company are the general partners of three


                                 -- Page 48 --
separate limited partnership entities (see Note 1). The partnerships were established for the purpose of acquiring rental properties which are controlled and managed by the Company. For financial reporting purposes, the financial statements of the partnership entities are included in the Company's consolidated financial statements due to the control over these entities (see
Note 2a).

The minority interests represent the equity investment by the investor limited partners in the limited partnerships that own specific properties. Under the terms of the various partnership agreements, the limited partners are typically allocated 99% of the taxable income or loss. Cash flow from the partnership property is allocated 75% or more to the general partner, and residual value is allocated 80% or more to the general partner. In each case, operating control of the property rests with the general partner. The limited partners' interests in the partnerships have been recorded as minority interest liabilities (net of offsets for the limited partners' investment cost to be eligible for tax credits (see Note 2j)).

NOTE 12 - SHAREHOLDERS' EQUITY:

The Company's authorized capital consists of 25,000,000 shares of common stock, $.001 par value.

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of December 31, 2000, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of December 31, 2000, no options have been granted under this plan.

The Company granted options to purchase 100,000 shares of common stock to an officer of the Company. These options, which were not granted under either of the plans described above, and were to be reflected under APB 25 (see Note 2(o)), vested quarterly in the first year of the officer's employment and were exercisable at $1.00 per share. These options were cancelled in 2000, prior to the issuance of year end December 31, 1999 financial statements, when the officer's employment with the Company was terminated. Accordingly, proforma data under SFAS 123 is not required.

During 1999, the Company issued 24,998 shares of its common stock as payment for accrued liabilities to unrelated third parties in the amount of $24,998. The Company also issued 185,000 shares of its common stock as payment to an unrelated third party for professional fees in the amount of $185,000. Under the guidance of FASB 123, the two equity transactions described above were accounted for using the fair value method and the common shares were valued at $1 per share based upon the consideration received. Subsequently during 1999, the Company sold 72,900 shares of Series A Convertible Redeemable Preferred Stock (2.43 units of 30,000 preferred shares each) to unrelated third party accredited investors for net proceeds in the amount of $1,618,855 (or $22.20 per preferred share). The Series A Preferred shares had conversion, redemption and dividend features referred to below. This equity transaction was accounted for using the fair value method. The fair value of the preferred stock was determined by an unrelated third party placement agent and was confirmed with the purchase of the


                                 -- Page 49 --
securities by unrelated third party accredited investors for the price set forth above.

The preferred shares were convertible at the option of the holder at any time after 30 days from the date of the Closing of any underwritten public offering by the Company into a number of shares equal to $25 divided by the conversion price. The conversion price was equal to the lower of (i) $15.00; or (ii) 80% of the average of the last reported sales prices of the Common Stock for the ten trading days immediately preceding the date of Conversion (but not less than $10.00) subject to certain anti-dilution adjustments. The conversion price of the preferred stock was determined by an unrelated third party placement agent and was confirmed with the purchase of the securities by unrelated third party accredited investors. There was no beneficial conversion feature as defined by EITF 98-5. Redemption of the Series A Preferred stock was at the Company's option, upon 30 to 60 days notice to the holders, at a redemption price equal to $25 plus accrued and unpaid dividends. Quarterly dividends which accrued from the date of original issue were payable in cash when declared by the Company's Board of Directors. Dividends in arrears as of December 31, 1999, aggregated $2,285.

In June of 2000, the Company retired the preferred shares issued in the December 1999 private placement for the same price at which they were issued in connection with a sale by the Company and a purchase by the Investors of two properties located in Texas (see Note 3).

During 2000, the Company purchased an aggregate of 507,550 shares from its shareholders, of which 10,000 were cancelled. The 507,550 shares were purchased from unrelated third parties for an aggregate cost to the Company of $913,998 (approximately $1.80 per share). Despite valuations of $1.00 per share in 1999, the Company was willing to pay approximately $1.80 per share because the Company desired to reduce third party stock holdings prior to a potential listing on a public exchange. (The Company had recently filed an amended Form 10-SB registration statement and anticipated to be soon traded on a public exchange). Moreover, the fair value determination of $1.80 per share reflects the value agreed to by the unrelated third party shareholders. In accordance with GAAP guidance (FTB 85-6) regarding the purchase of treasury stock in excess of the current market price, since there is no unstated consideration received by the Company in addition to the treasury stock, the entire purchase price ($1.80 per share) is accounted for as the cost of treasury shares. As a result of the retirement, none of these unrelated third parties owns any Company stock, with the exception of one shareholder who still holds 35,000 shares.

In December 2000, the Company issued 30,000 shares of common stock in settlement of $20,000 of accrued liabilities. The shares issued in this transaction were valued at $0.67/share based on the fair value of consideration received (FASB
123). Under FASB 123 guidance, the Company issued equity instruments to acquire services from an unrelated third party. The fair value determination of $0.67 per share to settle accrued liabilities reflects the value agreed to by the unrelated third party.

Also in December 2000, the Company issued 120,000 shares of its common Stock as bonuses to certain employees. The shares issued in this transaction were valued at $0.67 per share (or an aggregate of $80,400) and were accounted for using the fair value method at the date of issuance. This fair value determination was made by the Company's Board of Directors and reflects the value acceptable to the employees relating to bonuses earned in 1997 and 1998. The Board of Directors concluded that $0.67 per share was the fair value of these shares because that was the value acceptable to the unrelated third party in the transaction described in the preceding paragraph, whereby the Company issued 30,000 shares of common stock to settle $20,000 of accrued liabilities.

                                 -- Page 50 --

NOTE 13 - INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:


                                 12/31/00    12/31/99
                                 (Audited)   (Audited)
-------------------------------------------------------
Current tax expense ............   $   --     $   --

Deferred tax expense:
    Federal ....................     23,056    242,750
    State ......................      3,144     70,250
                                      -----     ------
                                   $ 26,200   $313,000
                                   ========   ========



The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                 12/31/00    12/31/99
                                 (Audited)   (Audited)
-------------------------------------------------------
Deferred asset:
Net operating loss ............ $    --     $    --

Deferred liability:
Conversion of accrual to cash    (954,600)   (903,400)
                                  --------    --------

Net deferred liability ........ $(954,600)  $(903,400)
                                 =========   =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

(a)  Operating leases:

For the year ended December 31, 1998 and through April 1999, the Company occupied office space provided by an officer of the Company. The Company has recorded rent expense for this period at an estimated fair value of $500 per month, with a corresponding credit to additional paid-in capital.

On April 22, 1999, the Company entered into a three-year lease for office space. Rental commitments under said lease are as follows:

                2001    $39,452
                2002     13,373
                        -------
                        $52,825
                        =======



(b)  Consulting Agreements:

The Company has entered into a five-year agreement with a corporate entity, which owns 1,612,000 shares of the Company's common stock, for services to be provided by an employee of this entity. This individual also serves as the Chief


                                 -- Page 51 --

Operating Officer of the Company, primarily responsible for identifying and consummating new acquisitions. Under the terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. This agreement is renewable annually upon expiration, at similar terms.

(c)  Employment Agreements:

The Company has entered into a five-year employment agreement with an individual for his services as Chief Executive Officer. The agreement commenced August 1, 1998 and continues to July 31, 2003. Under the terms of the agreement, the monthly compensation is $15,500 through December 31, 1998, with annual increases of not less than 5% effective in January of each year thereafter. The individual has chosen to have such payments made to the corporation.

(d)  Operating Deficit Guarantees:

The Company, through its General Partner subsidiaries, is obligated to make loans to various Partnerships as necessary to fund operating expenses, debt service payments, reserve and escrow accounts, capital improvements and maintenance expenses that occur during certain periods, as defined in the Partnership agreements. Such loans bear no interest and are repayable in accordance with the provisions of the Partnership Agreements.

The operating deficit guaranty of $150,000 in the Dallas/Glen Hills limited partnership was released in November of 2000.

In the TVMJG 1996 - Putnam Square limited partnership, the General Partner provided an operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following the first three consecutive months in which cash revenue exceeds operational expenses. Upon breakeven, which occurred on September 1, 2000, the operating deficit guaranty is limited to $60,000. The guaranty is to be released five years after breakeven, or September 1, 2005.

In the Middlebury Elkhart limited partnership, the General Partner provided an operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following any month for which revenues equal or exceed operating obligations. Upon breakeven, which occurred on March 1, 1999, the guaranty is limited to $120,000. The guaranty is to be released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which (1) the permanent financing phase has begun,
(2) legal occupancy is secured for all units, and (3) at least 90% of the units are occupied.)

(e)  Legal Matters:

In January 2001, subsequent to the balance sheet date, a mortgage broker commenced an action against the Company alleging damages in the approximate amount of $250,000 in claims of breach of contract, fraud and related claims. Counsel to the Company has answered this complaint and the Company intends to defend itself vigorously against these allegations.

A shareholder has demanded that the Company repurchase, at a substantial profit, certain shares of the Company's stock that she purchased approximately three years ago. She has alleged, though not yet in formal pleadings, that because the Company has repurchased the shareholdings of other shareholders, it is obligated to treat her in the same manner. The Company believes this position is without legal merit. The Company has brought an action against this shareholder for repayment of a promissory note executed in the Company's favor. The Company anticipates that, if the Company's action is not resolved, the shareholder will assert a claim of entitlement to the re-purchase of her shares. In that event, the Company will defend itself vigorously.

                                 -- Page 52 --

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
--------------------------------------------------------------------------------

In December 1998, our Board of Directors determined that it would be in our best interests to dismiss our independent accountant and auditors, Rappaport, Steele & Company, P.C., which acted as our independent accountant and auditors with respect to our financial statements for the two fiscal years ended December 31, 1996 and 1997. Rappaport, Steele and Company, P.C. was dismissed on December 12, 1998. The replacement of Rappaport, Steele & Company, P.C. was recommended and approved by our Board of Directors and is not the result of any disagreement with Rappaport, Steele & Company, P.C. on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

During the two fiscal years 1996 and 1997, no report issued by Rappaport, Steele & Company, P.C. contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years 1996 and 1997, and subsequent periods, there was no disagreement with Rappaport, Steele & Company, P.C. regarding accounting principles, internal controls or practices, financial statement disclosure, auditing scope, procedure or any other matter.

Homes For America has provided Rappaport, Steele & Company, P.C. with a copy of the disclosure made under this Part II, Item 3. The accountant has in turn furnished a letter addressed to the Commission confirming their review of and agreement with the Company's statements. This letter has been filed as Exhibit 16 to the Company's registration statement.

In December 1998, our Board of Directors determined that it would be in our best interests to retain the services of Lazar Levine & Felix, LLP to replace Rappaport, Steele & Company, P.C. as our independent accountant and auditors. Lazar Levine & Felix, LLP was engaged on December 12, 1998. The firm has audited our financial statements for fiscal years 1998, 1999 and 2000.

During the two fiscal years prior to December 31, 1998, the Company did not consult with Lazar, Levine & Felix, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor was any written or oral advice provided to the Company that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issue. The Company did not consult the new accountant regarding any disagreement or event with the former accountant.

During the three fiscal years 1998, 1999 and 2000, no report issued by Lazar Levine & Felix, LLP contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the two fiscal years 1998 and 1999, and subsequent periods, there were no disagreements with Lazar Levine & Felix, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute between us and Lazar Levine & Felix, LLP with respect to our status as a "going concern."

Homes For America has provided Lazar, Levine, & Felix, LLP with a copy of the disclosure made under this section.




                                 -- Page 53 --

                                    PART III
================================================================================

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


9(a) Directors and Executive Officers, Promoters and Control Persons
--------------------------------------------------------------------

The following is information concerning the directors and executive officers of the Company.


NAME                        AGE     OFFICE
----------------------------------  ------------------------------------------
Robert A. MacFarlane        56      Chairman of the Board, President, and
                                    Chief Executive Officer
----------------------------------  ------------------------------------------
R. Karim Chowdhury          44      Director, Secretary/Treasurer and
                                    Chief Financial Officer
----------------------------------  ------------------------------------------
Robert M. Kohn              49      Director and Chief Operating Officer
----------------------------------  ------------------------------------------
Joel Heffron                62      Director
----------------------------------  ------------------------------------------
Daniel G. Hayes             42      Director
----------------------------------  ------------------------------------------


All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no familial relationships between or among any of our officers or directors.

Robert A. MacFarlane has served as the Company's Chairman of the Board, Chief Executive Officer and President since 1996. From 1992 to 1996, Mr. MacFarlane was an independent tax-exempt bond and tax credit consultant at FC Partners, a real estate company in New York. From 1989 to 1991, he was Senior Property Acquisitions Officer of the Boutwell Company, a real estate company representing a Rockefeller Family Trust, and receiving all of its funds from that Trust. In this capacity, Mr. MacFarlane was responsible for the acquisition of residential and commercial properties. Mr. MacFarlane was directly responsible for the closing of more than one half-billion dollars worth of real estate transactions in Texas alone, two of which were turnaround, value-added acquisitions totaling $300 million.

R. Karim Chowdhury has been a director of the Company as well as the Company's Chief Financial Officer since January 10, 2000. From 1997 to 2000, Mr. Chowdhury was Chief Financial Officer for Westbury Transport, Inc., a real estate/transportation company. Prior to that, he served as Chief Financial Officer of the New York-based real estate company JRD Management Corporation from 1986 to 1997. Mr. Chowdhury is a member of the Institute of Real Estate Management, and he holds an M.B.A. from Indiana University. His fields of expertise include real estate investment, management and development, strategic planning, analysis and forecasting, and corporate financial management.

Robert M. Kohn has been the Chief Operating Officer and a director of the Company since 1998 and became the President of Homes For America Real Estate


                                 -- Page 54 --

Services in 1999. From 1996 to present, Mr. Kohn has also been the President of International Business Realty & Consultants, LLC ("IBRC"), a consulting company and one of the Company's shareholders. Mr. Kohn performs consulting services related to the purchase, acquisition and management of the Company's properties on behalf of IBRC. From 1979 to 1996, he was the President of real estate companies Alfred Kohn Realty Corporation and Schuyler Realty. In 1986, Mr. Kohn became the managing partner of Kohn Belson Associates, managing in excess of 22,000 apartments. Mr. Kohn has orchestrated the financing and acquisition of thousands of multi-family housing units, converted in excess of $100 million of rental properties and warehouses into residential lofts, and managed more than 22,000 apartments in the New York metropolitan area. Mr. Kohn graduated from Ohio University with a B.S. in Economics.

Daniel G. Hayes, Esq., has served as Special Counsel to the Company since its original organization and as a member of the Board of Directors since 1998. Mr. Hayes is Of Counsel to Vanderpool, Frostick & Nishanian, P.C., a corporate and real estate law firm in Manassas, Virginia. He has had his private practice in corporate governance, commercial real estate, and secured finance since 1990, before which he served as General Counsel and corporate officer of the Rojac Group, Inc., a real estate development company in Rockville, Maryland, and before that of ETICAM Management Company, an environmental management firm in Alexandria, Virginia. He received his Juris Doctor degree from Cornell University in 1982 and is licensed to practice in the State of Illinois, District of Columbia, and Commonwealth of Virginia.

Joel Heffron, Esq., has been a director of Homes For America Holdings, Inc. since 1997. Mr. Heffron has been President of Risk Management Corporation, a consulting company assisting businesses in conversion and disposal of assets, since 1994. From 1987 to 1994, he was President of Westminster Equities, a company that arranged financing for equipment leasing, and from 1983 to 1987, he was President of Whitney Stores, Inc., a merchandise store company. From 1966 to 1983, Mr. Heffron was a partner in the law firm of Sohn, Gross, and Findlay & Heffron in New York. He holds a Bachelor of Laws degree from New York University.

9(b) Committees of the Board of Directors
-----------------------------------------

The Board of Directors has two committees, Audit and Compensation.

Members of the Audit Committee are Daniel Hayes and Joel Heffron. The Audit Committee acts to: i) acquire a complete understanding of our audit functions;
ii) review with management our finances, financial condition and interim financial statements; iii) review with our independent auditors the year-end financial statements; and iv) review implementation, with the independent auditors and management, any action recommended by the independent auditors.

Members of the Compensation Committee are Daniel Hayes and Joel Heffron. Compensation Committee functions include administration of the 1998 and 1999 Employee Stock Option Plans, the Non-Executive Director Stock Option Plan, the 2000 Non-Employee Director Stock Option Plan, as well as negotiation and review of all our employment agreements with our executive officers.


9(c) Meetings of the Board of Directors
---------------------------------------

During the fiscal year ended December 31, 1999, our Board of Directors met on two occasions. During the fiscal year ended December 31, 2000, our Board of Directors met on three occasions. No member of the Board of Directors attended less than 75% of the aggregate number of: i) the total number of meetings of the Board of Directors or; ii) the total number of meetings held by all committees of the Board of Directors.

                                 -- Page 55 --

9(d) Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------

During the fiscal year ended December 31, 2000 and prior fiscal years, no director, executive officer or beneficial owner completed a transaction necessitating the filing of reports required by Section 16(a) of the Exchange Act.


10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

10(a) Summary Compensation Table
--------------------------------

The following Table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation that the Company awarded, granted, or paid during the years ended December 31, 2000 1999, and 1998 to each of the Company's executive officers.


              ANNUAL COMPENSATION AND LONG TERM COMPENSATION AWARDS
                      FOR FISCAL YEARS 2000, 1999 AND 1998


                                                  Other Annual     Long Term
Name/Principal                    Salary/Bonus    Compensation     Compensation
--------------------------------------------------------------------------------

Robert A. MacFarlane (1)
Chairman of the Board, President,
and Chief Executive Officer

Fiscal Year 1998 ...............     $   --        $ 156,000      $   --
Fiscal Year 1999 ...............     $ 186,000     $   --         $   --
Fiscal Year 2000 ...............     $ 210,000     $   --         $   --
--------------------------------------------------------------------------------

R. Karim Chowdhury (2)
Chief Financial Officer

Fiscal Year 1998 ...............     $   --        $   --         $   --
Fiscal Year 1999 ...............     $   --        $   --         $   --
Fiscal Year 2000 ...............     $ 110,288     $   --         $   --
--------------------------------------------------------------------------------

Robert M. Kohn (3)
Director and Chief Operating
Officer

Fiscal Year 1998.............        $   --        $ 277,500      $   --
Fiscal Year 1999 ...............     $   --        $ 410,000      $   --
Fiscal Year 2000 ...............     $   --        $ 312,500      $   --
--------------------------------------------------------------------------------

1.   During fiscal 1998, Mr. MacFarlane received consulting fees of $156,000.

2.   R. Karim  Chowdhury  commenced  employment  with the Company on January 10,
     2000.

3. Robert M. Kohn's compensation includes fees earned for consulting services and commissions earned relating to the purchase and sale of acquisitions. During fiscal 1998, Mr. Kohn received commissions of $145,000 and consulting fees of $132,500, totaling $277,500. During fiscal year 1999, Mr. Kohn received commissions of $221,000 and consulting fees of $189,000, totaling $410,000. During fiscal year 2000, Mr. Kohn received commissions of 102,500 and consulting fees of $210,000, totaling $312,500. (See Part III, Item 12: Certain Relationships and Related Transactions.)

                                 -- Page 56 --

10(b) Stock Option Grants
-------------------------

     No stock options were granted during the years ended December 31, 1999 and 2000.



10(c) Employment Agreements
---------------------------

In August 1998, the Company entered into a five-year employment agreement with its Chief Executive Officer Mr. MacFarlane, providing for a base salary at the rate of $186,000 per year for a period covering August 1998 through December 1999. Thereafter, Mr. MacFarlane's base salary will be determined annually by the Board of Directors, with a minimum annual increase in base salary of 5%. The contract provides for the reimbursement of all reasonable expenses incurred by Mr. MacFarlane on our behalf. The contract is subject to termination provisions, and includes a two year non-competition provision. Mr. MacFarlane (or an affiliated entity) is entitled to receive separate compensation in the form of consulting and/or broker fees for sales of Tax Credits in the execution of our transactions.

This employment agreement was restated at a meeting of the Board of Directors held March 3, 2000. A new commencement date of January 1, 2000 was established, as was provision for additional reimbursement for health and disability insurance.


10(d) Consulting Agreements
---------------------------

The Company has entered into a five-year agreement with International Business Realty and Consultants, LLC ("IBRC") a shareholder of the Company, for services to be provided by Mr. Robert M. Kohn. Mr. Kohn, Chief Operating Officer and a Director of the Company, is also an officer of IBRC and receives consulting fees for services on behalf of IBRC. Under the terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. The contract provides for the reimbursement of all reasonable expenses incurred by Mr. Kohn on our behalf. The contract is subject to termination provisions, and includes a two year non-competition provision. Mr. Kohn (or an affiliated entity) is entitled to receive separate compensation relating to the purchase or sale of properties and tax credits.


10(e) Compensation of Directors
-------------------------------

Directors were not compensated for their services as such during the last fiscal year. In the future, the Directors will receive options to purchase 15,000 shares of our stock for each year of service under the Non-Executive Director Stock Option Plan. The Directors are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.


                                 -- Page 57 --

10(f) Stock Option Plans
------------------------

10(f)(i) 1998 Employee Stock Option Plan
----------------------------------------

In September, 1998, the Company adopted the 1998 Employee Stock Option Plan (the "1998 Plan"), which provided for the grant of options to purchase up to 750,000 shares of Common Stock. Under the terms of the 1998 Plan, options granted thereunder may be designated as options which qualify for incentive stock option ("ISO") treatment under Section 422A of the Code, or as options which do not qualify ("Non ISO").

The 1998 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine eligible employees to whom, and the times and the price at which, options will be granted. Whether such options shall be ISOs or Non ISOs, the periods during which each option shall be exercisable, and the number of shares subject to each option shall be determined by the Committee. The Board or Committee shall have full authority to interpret the 1998 Plan, and to establish and amend rules and regulations pertaining thereto.

Under the 1998 Plan, the exercise price of an option designated ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated ISO is granted to a ten-percent stockholder (as defined in the 1998 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non ISO options may be less than such fair market value. The aggregate value of shares subject to options designated ISO and granted to a participant, that become exercisable in any calendar year shall not exceed $100,000. "Fair market value" will be the closing NASDAQ bid price or, if our Common Stock is not quoted by NASDAQ, will be as reported by the National Quotation Bureau, Inc., or a market maker of the our Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

The Compensation Committee may, at its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee, to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

Unless sooner terminated, the 1998 Plan will expire in 2008.


10(f)(ii) Non-Executive Director Stock Plan
-------------------------------------------

In September 1998, the Board of Directors adopted the Non-Executive Director Stock Plan (the "1998 Director Plan"). The 1998 Director Plan provides for issuance of a maximum of 400,000 shares of Common Stock upon the exercise of stock options granted under the 1998 Director Plan. Options are granted until April 2008, to: i) non-executive directors as defined and; ii) members of any advisory board we establish who are not full-time employees of us or any of our subsidiaries. The 1998 Director Plan provides that each non-executive director will automatically be granted an option to purchase 15,000 shares of our Common Stock upon joining the Board of Directors, and on each September 1st thereafter, provided such person has served as a Director for the 12 months immediately prior to such September 1st. Similarly, each eligible director of an advisory board will receive an option to purchase 10,000 shares of our Common Stock upon joining the advisory board, and on each September 1st thereafter, provided such person has served as a director of the advisory board for the preceding 12 month period.

                                 -- Page 58 --

The exercise price for options granted under the 1998 Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" will be the closing NASDAQ bid price or, if the our Common Stock is not quoted by NASDAQ, the price as reported by the National Quotation Bureau, Inc., or a market maker of our Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith. Unless and until otherwise provided in the Stock Option Plan, the exercise price of options granted under the 1998 Director Plan must be paid at the time of exercise, either in cash or by delivery of shares of our Common Stock, or by equivalent combination of both. The term of each option commences on the date it is granted, and unless terminated sooner as provided in the 1998 Director Plan, expires five years from the date of grant. The 1998 Director Plan is administered by the Compensation Committee of the Board of Directors. The Committee has no discretion to determine which non-executive director or advisory board member will receive options, or the number of shares subject to the option, the term, or exercisability of the option. However, the Committee will make all determinations of the interpretation of the 1998 Director Plan. Options granted under the 1998 Director Plan are not qualified for incentive stock option treatment.


10(f)(iii) 1999 Employee Stock Option Plan
------------------------------------------

In March, 2000, we adopted the 1999 Employee Stock Option Plan (the "1999 Plan"), which provides for the grant of options to purchase up to 800,000 shares of Common Stock. Under the terms of the 1999 Plan, options granted thereunder may be designated as options which qualify for incentive stock option ("ISO") treatment under Section 422A of the Code, or as options which do not qualify ("Non ISO").

The 1999 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine eligible employees to whom, and the times and the price at which, options will be granted. Whether such options shall be ISOs or Non ISOs, the periods during which each option shall be exercisable, and the number of shares subject to each option shall be determined by the Committee. The Board or Committee shall have full authority to interpret the 1999 Plan, and to establish and amend rules and regulations pertaining thereto.

Under the 1999 Plan, the exercise price of an option designated ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated ISO is granted to a ten-percent stockholder (as defined in the 1999 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non ISO options may be less than such fair market value. The aggregate value of shares subject to options designated ISO and granted to a participant, that become exercisable in any calendar year shall not exceed $100,000. "Fair market value" will be the closing NASDAQ bid price or, if our Common Stock is not quoted by NASDAQ, will be as reported by the National Quotation Bureau, Inc., or a market maker of the our Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

The Compensation Committee may, at its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee, to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

Unless sooner terminated, the 1999 Plan will expire in 2009.




                                 -- Page 59 --

10(f)(iv) Non-Employee Director Stock Option Plan
-------------------------------------------------

In March 2000, the Board of Directors adopted the Non-Employee Director Stock Option Plan (the "2000 Director Plan"). The 2000 Director Plan provides for issuance of a maximum of 60,000 shares of Common Stock upon the exercise of stock options granted under the 2000 Director Plan. Options are granted until April 2009, to: i) non-employee directors as defined and; ii) members of any advisory board we establish who are not full-time employees of us or any of our subsidiaries. The 2000 Director Plan provides that each non-employee director will automatically be granted an option to purchase 15,000 shares of our Common Stock upon joining the Board of Directors, and on each September 1st thereafter, provided such person has served as a Director for the 12 months immediately prior to such September 1st. Similarly, each eligible director of an advisory board will receive an option to purchase 10,000 shares of our Common Stock upon joining the advisory board, and on each September 1st thereafter, provided such person has served as a director of the advisory board for the preceding 12 month period.

The exercise price for options granted under the 2000 Director Plan shall be not less than 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" will be the closing NASDAQ bid price or, if the our Common Stock is not quoted by NASDAQ, the price as reported by the National Quotation Bureau, Inc., or a market maker of our Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith. Unless and until otherwise provided in the Stock Option Plan, the exercise price of options granted under the 2000 Director Plan must be paid at the time of exercise, either in cash or by delivery of shares of our Common Stock, or by equivalent combination of both. The term of each option commences on the date it is granted, and unless terminated sooner as provided in the 2000 Director Plan, expires five years from the date of grant. The 2000 Director Plan is administered by the Compensation Committee. The Committee has no discretion to determine which non-executive director or advisory board member will receive options, or the number of shares subject to the option, the term, or exercisability of the option. However, the Committee will make all determinations of the interpretation of the 2000 Director Plan. Options granted under the 2000 Director Plan are not qualified for incentive stock option treatment.




                                 -- Page 60 --

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2001 by: (i) each person/entity who we know to own beneficially more than 5% of our outstanding Common Stock;
(ii) each of our directors and officers; and (iii) all of our directors and officers as a group. As of March 31, 2001, there were 10,109,131 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

                                                              COMMON STOCK
OWNER                                       SHARES OWNED      PERCENTAGE
--------------------------------------------------------------------------------
Robert MacFarlane (1)                       2,950,500            29.19%
Chairman of the Board, President, and
Chief Executive Officer
One Odell Plaza
Yonkers, New York 10701

Robert Kohn (2)                                   0               0.00%
Director and Chief Operating Officer
One Odell Plaza
Yonkers, New York 10701

R. Karim Chowdhury                                0               0.00%
Director, Secretary/Treasurer and
Chief Financial Officer
One Odell Plaza
Yonkers, NY 10701

Joel Heffron                                200,000               1.98%
Director
c/o Risk Management Corp.
P.O. Box 3685
Beverly Hills, CA 90212

Daniel G. Hayes, Esq.                             0               0.00%
Director
9324 West St., Suite 101
Manassas, VA 20110

83 Boutwell Trust (1)                     1,988,000              19.67%
c/o Daniel G. Hayes, Esq.
9324 West St., Suite 101
Manassas, VA 20110

International Business and Realty
Consultants, LLC (2)                      2,374,500              23.49%
c/o Daniel G. Hayes, Esq.
9324 West St., Suite 101
Manassas, VA   20110

Robert Pozner
454 Stevens Avenue
Ridgewood, NJ 07450                         650,000               6.43%
--------------------------------------------------------------------------------
All Directors and Executive
Officers as a Group                         5,525,000              54.66%
(5 persons)

(1) Includes 1,988,000 shares of common stock held by 83 Boutwell Trust, an irrevocable trust in which Robert MacFarlane, the Chief Executive Officer of Homes for America Holdings, Inc., has voting control. Mr. MacFarlane disclaims any pecuniary or economic interest in the shares held by 83 Boutwell Trust.

(2) IBRC is solely owned by Ms. Christine Kohn, the wife of Mr. Robert Kohn, a Director and the Chief Operating Officer of the Company. IBRC performs services for the Company and owns all of the indicated shares. Mr. Kohn disclaims beneficial interest in the shares held by IBRC.

                                 -- Page 60 --

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The Company engages one of its shareholders, International Business Realty Consultants, LLC ("IBRC") to perform various consulting services related to the purchase, acquisition and management of our properties. Mr. Robert M. Kohn, Chief Operating Officer and a Director of Homes For America Holdings, Inc., is an officer of IBRC and receives consulting fees for services on behalf of IBRC, including real estate acquisition and development services, review and due diligence investigation of prospective properties, and the negotiation and representation of the Company in its acquisitions and the related applications for financing, including equity and tax credit sales related to such acquisitions. In addition to consulting fees, Mr. Kohn may receive separate compensation as brokerage fees upon the purchase or sale of acquisitions or tax credits.

During fiscal 1998, Mr. Kohn received commissions of $145,000 and consulting fees of $132,500, totaling $277,500. During fiscal year 1999, Mr. Kohn received commissions of $221,000 and consulting fees of $189,000, totaling $410,000. During fiscal year 2000, Mr. Kohn received commissions of 102,500 and consulting fees of $210,000, totaling $312,500. Other than his fees and commissions, Mr. Kohn has no interest in any of the above-described transactions.


13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

13(a) Exhibits

================================================================================

1.   INDEX TO EXHIBITS
--------------------------------------------------------------------------------

3.1*
    Articles of Incorporation

3.2**
    Amended and Restated By-Laws

10.1*
    Amended and Restated Agreement of Limited Partnership of Dallas/Glen Hills, L.P dated as of March 27, 1997.

10.2*
    Capital Note dated March 27, 1997 of Related Corporate partners V, L.P.

10.3*
    Promissory Note dated March 21, 1997 of Glen Hills Homes for America, Inc.

10.4*
    Promissory Note dated February 8, 1996 for a loan to Dallas/Glen Hills, L.P. from Hanover Capital Mortgage Corporation.

10.5*
    Dallas/Glen Hills, L.P. First Amendment to Amended and Restated Agreement of Limited Partnership.

10.6*
    First Amendment to TVMJG 1996 - Putnam Square Limited Partnership Second Amended and Restated Agreement of Limited Partnership.

                                 -- Page 61 --

10.6.1*
    First Amendment to Certification and Agreement dated September 29, 1997.

10.6.2*
    First Amendment to Partnership Administration Services Agreement dated September 29, 1997.

10.6.3*
    Promissory Note dated April 26, 1996 between TVMJG 1996 - Putnam Square Limited Partnership and Donald Snyder.

10.6.4*
    First Amendment to Commercial Promissory Note between TVMJG 1996 - Putnam Square Limited Partnership and Joseph Gall.

10.7*
    Agreement of Purchase and Sale dated March 28, 1997 between
    Prairie-Middlebury Associates and the Company.

10.7.1*
    Assignment of Agreement of Purchase and Sale dated July 24, 1997, amending an Agreement of Purchase and Sale dated March 28, 1997, between Prairie-Middlebury Associates and the Company.

10.7.2*
    Amended and Restated Agreement of Limited Partnership of Middlebury Elkhart, L.P. dated December 1, 1998.

10.7.3***
    Amendment to Amended and Restated Agreement of Limited Partnership of Middlebury Elkhart, L.P. dated December 15, 2000.

10.8*
    Agreement of Purchase and Sale by and between BRE-N, Inc. and the Company dated July 13, 1998.

10.9*
    Contract of Sale dated November 2, 1998 between Legato Investments, Inc. and the Company.

10.9.1*
    Assignment   of  Contract   of  Sale  dated   December   1998   between
    Arlington/Homes For America, Inc. and the Company.

10.10*
    Agreement of Purchase and Sale by and between the Company and William C. Mannix, DBA Mannix, Inc.

10.11*
    Property Purchase Agreement dated March 24, 1999 between Lake's Edge Partners, L.P. and Lakes Edge-Homes Holdings, Inc.

10.12*
    Promissory Note dated July 29, 1998 between the Company and William Kaplovitz, Jr.

10.13*
    Consulting Agreement dated August 1, 1998 between the Company and International Business & Realty Consultants, L.L.C.

                                 -- Page 62 --

10.14*
    Employment Agreement dated August 1, 1998 between the Company and Mr. Robert
    A. MacFarlane.

10.15*
    Promissory Note dated June 23, 1999 between the Company and William
    Marovitz.

10.16*
    Promissory Note dated June 28, 1999 between the Company and William
    Kaplovitz.

10.17*
    Promissory Note dated March 3, 1999 between the Company and Actrade Capital, Inc.

10.18*
    Joint Venture Agreement between the Company and MasterBuilt, Inc.

10.19*
    Convertible Promissory Note.

10.20*
     Purchase and Sale Agreement between the Company and Villa Americana Associates, Ltd., dated September 23, 1999

10.21*
     Assignment and Assumption Agreement between the Company and Parkside Associates, Inc. (et. al.), dated October 26, 1999.

10.22**
    Agreement of Purchase and Sale between the Company and Sherwood Glen Willows Apartments Real Estate, LP.

10.23**
    Private Placement Memorandum dated December 9, 1999.

10.24**
    Agreement Between the Company and Investors dated June 30, 2000.

10.25**
    Agreement of Purchase and Sale Between the Company and Amherst Gardens Associates dated October 15, 2000.

10.26***
    Agreement of Purchase and Sale Between the Company and Lakeview Investment Partnership dated November 15, 2000.

10.27***
    Agreement of Purchase and Sale Between the Company and Okeechobee Investment, LLC dated November 15, 2000.

10.28***
    Agreement of Purchase and Sale Between the Company and Seven Oaks Apartments dated December 14, 2000.

10.29***
    Agreement of Purchase and Sale Between the Company and Hunt/Hill Partnership dated December 15, 2000.

                                 -- Page 63 --

10.29.1****
    Amendment of Agreement of Purchase and Sale Between the Company and Hunt/Hill Partnership dated March 26, 2001

10.29.2****
    Second Amendment of Agreement of Purchase and Sale Between the Company and Hunt/Hill Partnership dated June 4, 2001

10.30*****
    Agreement of Purchase and Sale Between the Company and Frontier Investments, LLC dated August 15, 2001

10.30.1*****
    Amendment of Agreement of Purchase and Sale Between the Company and Frontier Investments, LLC dated December 12, 2001

10.31******
    Agreement to Invest Between the Company and St. Charles Townhomes Partners, L.P. dated November 30, 2001

10.31.1******
    Amended and Restated Agreement of Limited Partnership Between the Company and St. Charles Townhomes Partners, L.P. dated December 1, 2001

10.32*******
     Yonkers Land Disposition and Development Agreement dated December 21, 2001

16***
   Letter on Change in Certifying Accountant dated February 26, 2001

16.1*******
   Letter on Change in Certifying Accountant dated March 5, 2002

21*******
    List of Subsidiaries.

----------
* Previously filed as an exhibit to Amendment No. 1 to Form 10-SB. ** Previously filed as an exhibit to Amendment No. 2 to Form 10-SB. *** Previously filed as an exhibit to Amendment No. 3 to Form 10-SB. **** Previously filed as an exhibit to Amendment No. 4 to Form 10-SB. ***** Previously filed as an exhibit to Amendment No. 5 to Form 10-SB. ****** Previously filed as an exhibit to Amendment No. 6 to Form 10-SB. ******* Previously filed as an exhibit to Amendment No. 7 to Form 10-SB.



13(b) Reports on Form 8-K
-------------------------

No reports on Form 8-K were filed during fiscal year 2000.


                                 -- Page 64 --

================================================================================
SIGNATURE PAGE
================================================================================

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant
caused  this  registration   statement  to  be  signed  on  its  behalf  by  the
undersigned, thereunto duly authorized.



                    Homes For America Holdings, Inc.
                    --------------------------------
                    (Registrant)


                    By:    /s/ Robert A. MacFarlane
                    --------------------------------
                    Name:  Robert A. MacFarlane
                    Title: President


                    July 15, 2002
                    --------------------------------
                    Dated




                                 -- Page 65 --