Form 10QSB
period 2001-03-31
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                           COMMISSION FILE NO. 0-3-222


                        HOMES FOR AMERICA HOLDINGS, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                                     Nevada
                        ---------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)


                                   88-0355448
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              6010 Sherwood Glen Way West Palm Beach, Florida    33415
           -------------------------------------------------   --------
                    (Address of principal executive offices)


                                 (561) 433-3939
                     ---------------------------------------
                           (Issuer's Telephone Number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


As of March 31, 2001, there were 10,109,131 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                               TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     THREE  MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED) ........1

a.   Consolidated Balance Sheets as of March 31, 2001 and 2000 .............1
b.   Consolidated  Statements of Operations for the three
     months ended March 31, 2001 and 2000 ..................................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the three months ended March 31, 2001 and 2000 .............4
d.   Consolidated  Statements of Cash Flows for the three
     months ended March 31, 2001 and 2000 ..................................5
e.   Notes to Interim Consolidated Financial Statements ....................6


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...................................24

a.   Overview ..............................................................24
b.   Results of Operations for the Three Months Ended
     March 31, 2000 Compared to March 31, 2001 .............................25
     i.   Revenues .........................................................25
     ii.  Expenses .........................................................25
     iii. Liquidity and Capital Resources ..................................26


PART II
-------

1.   LEGAL PROCEEDINGS .....................................................28

2.   CHANGES IN SECURITIES .................................................28

3.   DEFAULTS UPON SENIOR SECURITIES .......................................28

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................28

5.   OTHER INFORMATION .....................................................28

6.   EXHIBITS AND REPORTS OF FORM 8-K ......................................28


SIGNATURE PAGE .............................................................29

                                     PART I
================================================================================


1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                   - ASSETS -


                                                       Three Months Three Months
                                                           Ended         Ended
                                                          3/31/01       3/31/00
                                                        (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents.............................    339,513   $   662,823
Accounts receivable - tenants (Note 2j) ..............     84,272        34,680
Accounts receivable - other fees (Note 2j) ...........    689,374       913,970
Restricted deposits and funded reserves - current
(Note 7) .............................................    816,346     5,701,438
Prepaid expenses and other current assets ............     69,880       459,572
Due from officer (Note 4) ............................     50,500        27,500
Net assets of discontinued subsidiaries (Note 3) .....       --         748,212
                                                      -----------   -----------
TOTAL CURRENT ASSETS .................................  2,049,885     8,548,195
                                                      -----------   -----------

INVESTMENTS IN REAL ESTATE - NET (Notes 2e, 5 and 8).. 39,587,933    35,385,649
                                                      -----------   -----------

FIXED ASSETS - NET (Notes 2e and 6) ..................     43,873        55,050
                                                      -----------   -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 7) .....    782,606       529,485
Deferred financing costs - net (Note 2f) .............  1,139,951     1,187,413
Deferred asset management fee - net (Note 2g) ........     70,079       179,162
Pre-acquisition costs (Note 2h) ......................  1,337,021       358,339
Other assets .........................................      6,059       269,373
                                                      -----------   -----------
                                                        3,335,716     2,523,772
                                                      -----------   -----------
                                                      $45,017,407   $46,512,666
                                                      ===========   ===========


                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                       Three Months Three Months
                                                           Ended         Ended
                                                          3/31/01       3/31/00
                                                        (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Line of credit - bank (Note 10) ...................$    570,000    $       --
Accounts payable and accrued expenses .............   1,636,727       1,283,929
Tenants security deposits .........................     356,972         374,598
Unearned rent (Note 2j) ...........................      99,181          41,234
Current portion - liabilities applicable to
   investments in real estate (Note 8) ............   3,001,800       3,825,035
Current portion - notes payable ...................     602,872         734,432
Income taxes payable (Note 2i and 13) .............     177,000            --
Net liabilities of discontinued subsidiaries
(Note 3) ..........................................        --              --
                                                    -----------     -----------
TOTAL CURRENT LIABILITIES .........................   6,444,552       6,259,228
                                                    -----------     -----------

LIABILITIES APPLICABLE TO INVESTMENTS IN
  REAL ESTATE (Note 8) ............................  34,452,534      32,330,843
                                                    -----------     -----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Notes payable          ............................         --          224,532
Deferred income taxes (Notes 2i and 13) ...........     954,600         903,400
                                                    -----------     -----------
                                                        954,600       1,127,932
                                                    -----------     -----------

MINORITY INTERESTS IN SUBSIDIARIES (Note 11) ......     662,014       2,276,008
                                                    -----------     -----------
SERIES A, 8% CUMULATIVE CONVERTIBLE,REDEEMABLE,
PREFERRED STOCK- REDEMPTION VALUE (Note 12) .......         --        1,618,855
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Note 12):

Common stock; $.001 par value; 25,000,000 shares
authorized, 8,702,131 and 8,456,682 shares issued
and outstanding in 2001 and 2000, respectively ....       8,702           8,562

Additional paid-in capital ........................   1,230,848       1,159,743
Retained earnings .................................   2,163,878       1,731,495
Treasury stock, at cost - 123,000 shares ..........    (899,721)            --
                                                    -----------     -----------
                                                      2,503,707       2,899,800


                                                   $ 45,017,407     $46,512,666
                                                   ============    ============


                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                       Three Months Three Months
                                                           Ended         Ended
                                                          3/31/01       3/31/00
                                                        (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------
REVENUES:
Rental income (Note 2j) ............................. $ 2,252,424   $ 2,229,929
Real estate development fees ........................        --            --
Interest income .....................................      11,903         3,430
Other income .(Note 9)...............................     100,000        26,979
                                                        ---------     ---------
                                                        2,364,327     2,260,338

EXPENSES:
Administrative expenses .............................     486,019       776,642
Maintenance and operating costs .....................     409,787       302,928
Utilities ...........................................     271,281       154,897
Taxes and insurance .................................     243,512       223,470
Interest expense ....................................     710,081       680,570
Depreciation and amortization .(Note 15).............     373,201       411,707
                                                        ---------     ---------
                                                        2,493,881     2,550,214
                                                        ---------     ---------

(LOSS) INCOME BEFORE MINORITY INTERESTS AND
PROVISION FOR INCOME TAXES ..........................    (129,554)     (289,876)

Minority interests in net loss of consolidated
subsidiaries (Note 11) ..............................     143,810       336,090
                                                        ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES ............      14,256        46,214

Provision for income taxes (Notes 2i and 13) ........        --
                                                        ---------     ---------

INCOME FROM CONTINUING OPERATIONS ...................       14,256        46,214
                                                        ---------     ---------

DISCONTINUED OPERATIONS (NOTE 3):
Income from operations of discontinued subsidiary's
assets (net of income taxes of $42,000 for
2000)................................................        --             --
Gain on sale of operating assets of subsidiary -
(net of income taxes of $160,000 for 2000)...........  $     --     $       --
                                                         ---------     ---------
                                                             --             --


NET INCOME ..........................................  $   14,256 $      46,214
                                                         ---------    ---------

BASIC AND DILUTED INCOME PER SHARE (NOTE 2k)
Continuing operations ............................... $    0.0016 $       0.005
                                                         ---------    ---------
Discontinued operations ............................. $    0.0000 $       0.000
                                                         ---------    ---------
                                                      $    0.0016 $       0.005
                                                        ==========   ==========

                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 ...................         73         8,562     2,778,525      1,685,281          --        4,472,441

Shares issued in lieu of employees' compensation        --            120        80,280           --            --           80,400

Issuance of shares in lieu of payment of
   accrued liabilities .........................       --              30        19,970           --            --           20,000

Surrender and retirement of preferred shares ...        (73)         --      (1,618,782)          --            --       (1,618,855)

Purchase and cancellation of shares ............       --             (10)      (29,145)          --            --          (29,155)

Purchase of shares for treasury ................       --            --            --             --        (884,843)      (884,843)

Net income .....................................       --            --            --          464,342          --          464,342
                                                  ---------   -----------   -----------    -----------   -----------     -----------

BALANCE AT DECEMBER 31, 2000 ...................   $   --     $     8,702   $ 1,230,848    $ 2,149,623   $  (884,843)   $ 2,504,330

Purchase of shares for treasury ................       --            --            --             --         (14,878)       (14,878)

Net Income .....................................       --            --            --           14,256          --           14,256
                                                  ---------   -----------   -----------    -----------   -----------     -----------
Balance at March 31, 2001 ....    ..............   $   --     $     8,702   $ 1,230,848    $ 2,163,879   $  (899,721)    $2,503,707
                                                  =========   ===========   ===========    ===========    ===========    ===========


                                  -- Page 4 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                  Three Months      Three Months
                                                 Ended 3/31/01     Ended 3/31/00
                                                  (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)...................................$   14,256       $   46,214
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization ......................   373,201          411,707
Compensatory shares ................................     --             --
Minority interests .................................  (143,810)        (336,090)
Deferred income taxes ..............................     --             137,030
Decrease in discontinued subsidiary liabilities.....   (57,706)             --
(Increase) decrease in assets:
Accounts receivable - tenants ......................     3,446          (22,345)
Accounts receivable - other ........................   (50,216)        (250,876)
Prepaid expenses and other current assets ..........   249,273          (34,568)
Operating and debt service reserves ................  (545,924)             --
Other assets .......................................    78,606              --
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ...........    86,699          334,987
Due to related parties .............................       --                 --
Tenant security deposits ...........................   (17,742)         176,987
Unearned rent ......................................     3,991
Real estate taxes payable...........................                     61,474
                                                    ----------       ----------
Net cash provided (used) by operating activities ..     (5,926)         524,520
                                                     ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ........................  (290,898)        (454,048)
Withdrawals from (additions to) replacement
 reserves, net .....................................   424,484           91,789
Pre-acquisition costs, net of reimbursements........    62,868          (78,456)
                                                     ----------       ----------
Net cash (used) by investing activities ........       196,454         (440,715)
                                                     ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in real estate liabilities .... .......    99,634              --
Purchase of treasury shares ........................   (14,878)             --
Net decrease in notes payable ......................  (503,781)             --
Distributions to minority shareholders .............       --
Net proceeds from short-term loans .................   250,000
Net proceeds from long-term debt refinancing.......        --               --
Payments for financing costs .......................       --
                                                    ----------        ----------
Net cash provided by financing activities ..........  (169,025)
                                                     ----------       ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    21,503           83,805

Cash and cash equivalents, beginning of year .......   318,010          579,018
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS, END OF YEAR .............$  339,513       $  662,83
                                                    ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ...................................... $ 718,750     $    680,570
Income taxes paid ..................................       --              --


                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                      MARCH 31, 2001 AND 2000 IS UNAUDITED)

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

(viii)Country Lake Homes Holdings, Inc., a Florida Corporation, ("Country Lake")

(ix) CLHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Country Lake transaction ("CLHH") and

(x)  Homes For America Real Estate Services, Inc., a Texas corporation ("RES")

(xi) St. Charles Homes For America, Inc., a Texas Corporation, which is the General Partner of St. Charles Townhomes Partners, L.P. ("St. Charles")

Glen Hills Homes for America, Inc., Prairie Village-Homes for America, Inc., Putnam Homes for America Holdings, Inc., and St. Charles Homes For America, Inc. ("the general partners"), have no other operating activities.

On June 30, 1999, Lakes Edge was acquired and, simultaneously with this transaction, Lakes Edge purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Dade County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds, which were purchased with the proceeds of a loan, were immediately sold and Lakes Edge recognized a gain of $825,000. The Lakes Edge property, a 400-unit affordable


                                  -- Page 6 --
housing complex is located in Florida.

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

Subsequent to March 31, 2001, on November 30, 2001, the Company acquired a controlling general partner interest in St. Charles Townhomes Partners, L.P., a Texas Limited Partnership. The partnership was formed in 1998 and currently operates a 252-unit affordable apartment complex located in Dallas, Texas. Pursuant to an Agreement To Invest dated November 30, 2001, the Company agreed to invest $400,000 in the Partnership for it's partnership rights and an additional $100,000 for certain operating expenses.

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



                                  -- Page 7 --

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

St. Charles Townhomes Partners, L.P.:

St. Charles Townhomes Partners, L.P. (St. Charles) was formed in July 1988 for the purpose of acquiring, developing and operating a 252-unit rental affordable housing project in Dallas, Texas. The housing project has qualified and been allocated low income housing tax credits pursuant to Section 42 of the Internal Revenue Code of 1986. The general partner, St. Charles Homes For America, Inc., has a 1% interest in the partnership.

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid operating liabilities, as set forth in


                                  -- Page 8 --
the partnership agreement, then the remainder is distributed 100% to the general partner. The cumulative effect of the distribution priorities is that the general partner receives 100% of the partnership's distributable cash flow, giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to manage the affairs of the partnership give the general partner control over the partnership.


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

(c)  Statements of Cash Flows:

For purposes of the statements of cash flows,  the Company  considers all highly


                                  -- Page 9 --
liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

(e)  Property and Equipment:

Land, buildings, furniture and equipment, including investment property, are recorded at cost. Depreciation is computed using the straight-line method as follows:

 Buildings and improvements                         40 years
 Furniture and equipment                            5 and 7 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the three month periods ended March 31, 2001 and 2000 aggregated $356,619 and $353,652. respectively.

(f)  Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. Accumulated amortization for the three month periods ended March 31, 2001 and 2000 aggregated $157,375 and $121,546, respectively. Amortization expense for the three month periods ended March 31, 2001 and 2000 aggregated $14,453 and $34,830, respectively.

(g)  Deferred Asset Management Fee:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization for the three month periods ended March 31, 2001 and 2000 aggregated $34,290 and $27,876, respectively. Amortization expense for the three month periods ended March 31, 2001 and 2000 aggregated $2,129 and $4,290, respectively.

(h)  Pre-Acquisition Costs:

Costs incurred in pursuit of new acquisitions including, but not limited to, professional, consulting, travel and due diligence expenditures, are deferred, pending either the acquisition of the property or the determination by management that a particular property will not be acquired. Certain of these costs may be reimbursed to the Company upon acquisition of the property. Costs remaining upon the consummation of an acquisition are capitalized and become part of the Company's investment in the related entity. Pursuant to the guidance of EITF 97-11, internal costs associated with identifying and acquiring a property which will be operating upon acquisition are expensed as incurred. Internal costs related to pre-acquisition activities incurred to identify and acquire a property that will be considered as nonoperating upon acquisition, are capitalized as part of the cost of acquisition. Management evaluates the probability of acquiring non-operating properties and capitalizes the related internal costs when the acquisition is reasonably certain. Alternatively, at such time that management determines that acquisition of the property is not feasible, any deferred costs are charged to expense.

(i)  Income Taxes:

                                 -- Page 10 --

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the asset and liability approach of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income taxes result principally from utilizing the accrual basis for financial reporting purposes and the cash basis for income tax purposes. No Federal or state income taxes are payable by the partnerships, and none have been provided for.

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

When the Middlebury/Elkhart limited partnership paid Prairie Village Homes For America, Inc. the Guaranteed Payment, Prairie Village Homes For America, Inc. recorded the payment as income in 1998, the year the fee was earned. Whereas under consolidation such a fee would normally be eliminated, pursuant to tax credit partnerships created under Section 42 Tax Credits, under consolidation such fees are not eliminated, for the following reason: Tax credit partnerships under Section 42 Tax Credits allow for fees to be paid directly out of the partnership to the general partner as an expense to the partnership, resulting in substantive increases, when combined with depreciation, to the partnership's losses. These losses are borne as if by a third party, since the limited partner, not the limited partnership, always retains in excess of 99% of those losses. Conversely, the general partner always retains less than 1% of the tax credits and losses, at least 90% of the cash flow from the property and at least 70% to 90% of the residual property value (after return of capital). Accordingly, the general partner records such fees as income and the Company does not eliminate them upon consolidation. No such fees were recognized as income by the Company subsequent to 1998.

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

                                 -- Page 11 --

(k)  Earnings Per Share:

Basic and diluted earnings per share have been computed according to the standards of SFAS No. 128 "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

                                                  3/31/01      3/31/00
                                               (Unaudited)  (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $   14,256   $  46,214
  Less:  Preferred stock dividend requirement          --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $   14,256  $   46,214
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,702,131    8,456,682
Assumed conversion of cheap warrants ........          --           --
Assumed conversion of convertible
  preferred stock ...........................          --           --
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,702,131    8,456,682
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

(o)  Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. No


                                 -- Page 12 --
compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

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

(p)  Reclassifications:

Certain reclassifications have been made to the 2000 financial statements to correspond to the presentation used in the 2001 statements.

(q)  Interim Financial Information

The interim financial data as of March 31, 2001 and 2000 and for the three month periods ended March 31, 2001 and 2000 is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

(c) The Company issued to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date. Subsequent to March 31, 2001, this note was paid in full in July 2001.

--------------------------------------------------------------------------------

(1) 385,000 shares of common stock were valued at $461,093, or approximately $1.20 per share. The fair value determination of $1.20 per share reflects the value agreed to by the unrelated third party accredited Investors.

                                 -- Page 13 --

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

                                 -- Page 14 --

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


NOTE 4 - DUE FROM OFFICER:

As of March 31, 2001, an officer had an outstanding loan payable to the Company in the amount of $50,500. This loan is due on demand and bears interest at an annual rate of 8%.

NOTE 5 - INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:

                                                      3/31/01          3/31/00
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $31,857,086  $ 28,802,230
Furniture, fixtures and equipment .............       3,049,264     2,535,012
Construction in progress ......................       3,032,249     1,090,869
                                                      ---------     ---------
                                                     37,938,599    32,428,111
Less: accumulated depreciation                       (3,439,230)   (1,891,166)
                                                     ----------    ----------
                                                     34,499,369    30,536,945
Land ....................................... ...      5,088,564     4,848,704
                                                      ---------     ---------
                                                   $ 39,587,932  $ 35,385,649
                                                     ==========    ==========





                                 -- Page 15 --

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


The Company utilizes various methods to measure the carrying value of its real estate assets to determine if an impairment has occurred, including:

a. Reviewing the market value of a property through the use of outside, independent appraisals often conducted prior to securing a purchase and sale agreement and also upon the refinancing of the Company's acquisitions. Appraisals are often required by lenders as a condition of the financing.

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

Through March 31, 2001, there has been no such impairment.


NOTE 6 - FIXED ASSETS:

Fixed assets consist of the following:

                                    3/31/01      3/31/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,499    $ 81,610
Less: accumulated depreciation      (45,626)    (25,560)
                                    -------     -------
                                   $ 43,873    $ 55,050
                                   ========    ========

See also Note 5 regarding impairment.

                                 -- Page 16 --

NOTE 7 - RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of March 31, 2001 and 2000, restricted deposits and funded reserves consist of the following:

                                           3/31/01       3/31/00
                                         (Unaudited)   (Unaudited)
----------------------------------------------------------------------

Operating and debt service reserves....     816,346     5,007,420

Replacement/rehabilitation reserves ...     782,606     1,223,503



NOTE 8 - LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                                        3/31/01       3/31/00
                                                      (Unaudited)   (Unaudited)
------------------------------------------------------------------------------
Mortgage loans payable ............................. $ 20,668,413  $ 14,370,283
Bonds payable ......................................   16,184,605    21,105,000
Interest payable ...................................      133,243       110,646
Real estate taxes payable...........................      468,073       105,184
Other...............................................          --        513,517
                                                       ----------    ----------
                                                       37,454,334    36,204,630
Less: Non-current portion ..........................  (34,452,534)  (32,379,595)
                                                       -----------   -----------
Current portion - liabilities applicable
to real estate .....................................    3,001,800     3,825,035


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

Prairie Village, in December 1998, entered into a $3,236,900 mortgage loan with a lender relating to the issuance of a total of $3,230,000 in Mortgage Revenue Refunding Bonds, issued by the City of Elkhart, Indiana. The loan bears interest at an annual rate of 5.85%, with monthly payments of interest only through June 2000. Monthly principal and interest payments of $19,096 commenced in July 2000 and are payable for 30 years until final maturity on May 1, 2030. The loan agreement requires monthly payments of principal and interest sufficient to meet


                                 -- Page 17 --
sinking fund requirements for payments of amounts due under the bonds, based on their varying maturities and interest rates.

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of March 31, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000 in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

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

In October 1999, Lakes edge entered into a $14,850,000 loan agreement with a bank to refinance the project's debt in connection with the issuance of $14,850,000 Non-Taxable Multifamily Mortgage Revenue Refunding Refunding Bonds Series 1999D-1 issued by the Housing Finance Authority of Miami-Dade County, Florida. Monthly interest only payments of $85,388 at 6.9% per annum are payable until September, 2010, when principal payments sufficient to meet bond sinking requirements commence. The note matures in May 2035 and is secured by the project's rental property.

In October 1999, Lakes Edge entered into a $1,400,000 loan agreement with a Bank to refinance the project's debt in connection with the issuance of $1,400,000 Taxable Multifamily Mortgage Revenue Refunding Bonds Series 1999D-2 issued by the Housing Finance Authority of Miami-Dade County, Florida. Monthly principal and interest payments of $19,026 are payable at the rate of 11% per annum. The note matures in August 2010 and is secured by the project's rental property. Proceeds are held in escrow and released as rehabilitation work is completed during 2000 and 2001.

In November 1999, Country Lakes entered into a loan agreement with a mortgage company and received proceeds in the amount of $1,800,000. Interest accrued monthly at the rate of 16% per annum, and principal payments of $25,000 per month began in May 2000. The note, which matured in May 2001, was paid in full from proceeds of the Lakes Edge Mezzanine Loan transaction on December 5, 2001.

Country Lakes entered into an loan agreement with a financial institution for a term loan in the amount of $2,540,000. Interest on this loan accrued at the rate of 13% per annum until the loan matures on July 1, 2018. This loan was paid in full on June 21, 2001 from proceeds of the $3,775,000 Fannie Mae Multifamily Note.

                                 -- Page 18 --

Subsequent to March 31, 2001, on June 21, 2001, Country Lakes executed a $3,775,000 Fannie Mae Multifamily Note to refinance the project's debt. Commencing July 2001, monthly principal and interest installment of $32,683 are payable until June 2011, when all remaining principal and interest is due. The note accrues interest at an annual rate of 7.45% and is secured by the project's rental property.

Subsequent to March 31, 2001, on June 1, 2001, Country Lakes executed a $6,255,000 Multifamily Note to refinance the project's debt in connection with the issuance of $6,255,000 Multifamily Housing Mortgage Revenue Refunding Bonds Series 2001 issued by the Authority. Interest only monthly payments of $30,701 (initially at 5.89% per annum) commence in June 2001 and are payable until May 2011. Commencing June 2011, principal and interest payments are payable in 240 monthly installments at a mortgage note interest rate then in effect. All unpaid principal and interest is due May 2031. The mortgage is secured by the project's rental property.

Subsequent to March 31, 2001, on December 5, 2001, the Company executed Mezzanine Loan Agreements with a mezzanine lender in the amounts of $4,200,000 for Lakes Edge and $1,000,000 for Country Lake(the "Mezzanine Loans"). Proceeds of the Mezzanine Loans were used to retire the $1,800,000 Country Lake mortgage and provide operating capital for the rental properties.

The mezzanine loans are secured by pledged ownership and distribution interests of the respective subsidiaries and Company officer guarantees. Additionally, the Company has executed Mezzanine Cash Management Agreements whereby excess distributable operating cash is swept into collateral accounts controlled by the mezzanine lender. All mezzanine loan security interests are subordinate to the first and second mortgage loans on Country Lake and Lakes Edge.

The mezzanine loans accrue interest at 12.51%, are amortized over 25 years and mature June 2011 and June 2013 for the Lakes Edge and Country Lake loans, respectively. On January 2, 2002, monthly principal and interest payments of $45,281 and $10,911 commence on the Lakes Edge and Country lake mezzanine loans, respectively.

The aggregate maturities of mortgage loans payable (exclusive of bonds payable and excluding current year's mortgage debt retired of $1,608,270) for the next five years are $241,771; $259,935; $282,439; $305,479; $330,509 and $ 17,640,010
thereafter.

NOTE 9 - OTHER INCOME

In the first quarter of 2001 the Company filed an insurance claim for reimbursement for damages resulting from a fire at the Lakes Edge property in the amount of $677,192. Subsequent to March 31, 2001, a net gain of $327,192 was recognized in September, 2001 when the claim was settled and the related expense for repairs was determined.

Included in other income is a $100,000 consulting fee received in the first quarter of 2001 from a related party.

NOTE 10 - BANK CREDIT LINE:

In November 2000, the Company entered into an unsecured line of credit with its bank which provides for maximum borrowings of $750,000. This line of credit, which expires on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $570,000 as of March 31, 2001. Subsequent to March 31, 2001, this line of credit was paid in full in December 2001.



                                 -- Page 19 --

Subsequent to March 31, 2001, in July 2001, the Company entered into an unsecured loan agreement with a Bank in the amount of $250,000, which bears interest at an annual rate of 5.75%.

NOTE 11 - MINORITY INTERESTS:

Four wholly-owned subsidiaries of the Company are the general partners of four separate limited partnership entities (see Note 1). The partnerships were established for the purpose of acquiring rental properties which are controlled and managed by the Company. For financial reporting purposes, the financial statements of the partnership entities are included in the Company's consolidated financial statements due to the control over these entities (see
Note 2a).

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

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of March 31, 2001, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of March 31, 2001, no options have been granted under this plan.

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

During 1999, the Company issued 24,998 shares of its common stock as payment for accrued liabilities to unrelated third parties in the amount of $24,998. The Company also issued 185,000 shares of its common stock as payment to an unrelated third party for professional fees in the amount of $185,000. Under the guidance of FASB 123, the two equity transactions described above were accounted for using the fair value method and the common shares were valued at $1 per share based upon the consideration received. Subsequently during 1999, the


                                 -- Page 20 --

Company sold 72,900 shares of Series A Convertible Redeemable Preferred Stock (2.43 units of 30,000 preferred shares each) to unrelated third party accredited investors for net proceeds in the amount of $1,618,855 (or $22.20 per preferred share). The Series A Preferred shares had conversion, redemption and dividend features referred to below. This equity transaction was accounted for using the fair value method. The fair value of the preferred stock was determined by an unrelated third party placement agent and was confirmed with the purchase of the securities by unrelated third party accredited investors for the price set forth above.

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

Also in December 2000, the Company issued 120,000 shares of its common Stock as bonuses to certain employees. The shares issued in this transaction were valued at $0.67 per share (or an aggregate of $80,400) and were accounted for using the fair value method at the date of issuance. This fair value determination was made by the Company's Board of Directors and reflects the value acceptable to


                                 -- Page 21 --
the employees relating to bonuses earned in 1997 and 1998. The Board of Directors concluded that $0.67 per share was the fair value of these shares because that was the value acceptable to the unrelated third party in the transaction described in the preceding paragraph, whereby the Company issued 30,000 shares of common stock to settle $20,000 of accrued liabilities.

NOTE 13 - INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:


                                    3/31/01      3/31/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............   $   --     $   --

Deferred tax expense:
    Federal ....................        --         --
    State ......................        --         --
                                     ------     ------
                                        --         --
                                   ========   ========

No provision for income taxes was made for the three months ended March 31, 2001.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                    3/31/01      3/31/00
                                  (Unaudited)  (Unaudited)
--------------------------------------------------------
Deferred asset:
Net operating loss ............    $    --      $    --

Deferred liability:
Conversion of accrual to cash      (954,600)    (903,400)
                                   ----------   ----------

Net deferred liability ........    $(954,600) $ (903,400)
                                  ===========  ===========



NOTE 14 - COMMITMENTS AND CONTINGENCIES:

(a)  Consulting Agreements:

The Company has entered into a five-year agreement with a corporate entity, which owns 1,674,500 shares of the Company's common stock, for services to be provided by an employee of this entity. This individual also serves as the Chief Operating Officer of the Company, primarily responsible for identifying and consummating new acquisitions. Under the terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. This agreement is renewable annually upon expiration, at similar terms.

(b)  Employment Agreements:

The Company has entered into a five-year employment agreement with an individual


                                 -- Page 22 --
for his services as Chief Executive Officer. The agreement commenced August 1, 1998 and continues to July 31, 2003. Under the terms of the agreement, the monthly compensation is $15,500 through December 31, 1998, with annual increases of not less than 5% effective in January of each year thereafter. The individual has chosen to have such payments made to a corporation controlled by him.

(c)  Operating Deficit Guarantees:

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

(d)  Legal Matters:

In January 2001, a mortgage broker commenced an action against the Company alleging damages in the approximate amount of $250,000 in claims of breach of contract, fraud and related claims. Counsel to the Company has answered this complaint and the Company intends to defend itself vigorously against these allegations.

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

NOTE 15 - Change in Accounting Estimate

Beginning in 2001 the Company changed the useful life of its West Palm Beach/Country Lake and Miami/Lake's Edge realty from 27 years to 40 years to more accurately reflect the properties' reasonable useful life. Excess depreciation recorded prior to 2001 in the amount of $353,652 ($.04 per share) is being amortized over the remaining useful life of 38 years. This change results in a cumulative net income adjustment of $2,327 ($.0003 per share) for the three months ended March 31, 2001.


                                 -- Page 23 --

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

2(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 and commenced operations in April of 1996 as a real estate operating company formed to acquire, develop, rehabilitate and manage Affordable Housing and Market Rate properties throughout the United States. Properties are purchased through traditional methods of real estate financing as well as through a variety of government-sponsored financing arrangements made exclusively available for Affordable Housing properties, including Tax Exempt Bonds and Low Income Housing Tax Credits. The Company's portfolio consists of five affordable housing properties and no market rate housing properties. The five affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), and Country Lake (West Palm Beach, Florida). Two previously owned properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

Additionally, the Company has entered into a purchase and sale agreements for the Amalfi (formerly known as "Billy's Creek"). The Amalfi is a 2.83 acre parcel of undeveloped, non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units. Although no assurance can be given, the Company expects that eventually approximately 70% of its portfolio will be affordable housing and 30% will be market rate properties.

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

                                 -- Page 24 --

The following discussion should be read in conjunction with the consolidated financial statements appearing in Part I, Item 1 of this form. In accordance with SFAS 131, the Company aggregates the operations of its various operating properties into a single segment for financial reporting purposes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this form may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Moreover, as we have been in operation only since 1996, there can be no assurance we will continue to be a commercially viable or profitable business. We have a limited operating history and there can be no assurance that we will be successful in the future.


2(b) Results of  Operations  for the  Three  Months  Ended  March 31,  2000
     Compared to March 31, 2001
--------------------------------------------------------------------------------

2(b)(i) Revenues
----------------

Revenues of $2,260,338 for the three months ended March 31, 2000 are fully reported in the Consolidated Statement of Operations, and reflect three months of rental and other operating income from seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/Briar Meadows and Arlington/Royal Crest (land).

Revenues of $2,364,237 for the three months ended March 31, 2001, an increase of $103,899 (4.7%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.


2(b)(ii) Expenses
-----------------

Expenses of $2,550,214 for the three months ended March 31, 2000 are fully reported in the attached Consolidated Statement of Operations, and reflect three months of operating costs at seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as corporate administrative expenses.

Expenses of $2,493,881 for the three months ended March 31, 2001, a decrease of $56,333 (2.2%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating five properties: (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses.

Depreciation and amortization of $411,707 for the three months ended March 31, 2000 reflect three months of expenses on seven properties: Dallas/Willow Pond,
Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land). Depreciation and amortization of $373,201 for the three months ended March 31, 2001, a decrease of $38,506 (9.4%) over the same period in 2000, reflect three months of expenses


                                 -- Page 25 --
on   five   properties:    Dallas/Willow   Pond,    Bridgeport/Putnam    Square,
Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. See
Note 15 regarding change in depreciable lives in 2001.

The Company utilizes accelerated methods of depreciation over five (5) and seven
(7) year life for personal property. Realty is depreciated by the straight-line method over 40 years.

Interest expenses of $680,570 for the first three months of 2000 reflects three months of interest incurred seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as interest incurred on debt at the corporate level. Interest expenses of $710,081 for the first three months of 2001, an increase of $29,511 (4.3%) from the same period in 2000, include interest related to the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level.


2(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $662,823 at March 31, 2000 and $339,513 at March 31, 2001, a decrease of $323,310 (48.8%). This decrease is primarily attributable to continued investments in real property improvements and pre-acquisition costs. (Please see the Consolidated Statement of Cash Flows in Part I, Item 1.)

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

There are a number of known events that have or are reasonably likely to have a material impact on short-term or long-term liquidity, including the sales of Dallas/Briar Meadows and Arlington/Royal Crest (land) and the proposed acquisition of Fort Myers/Amalfi (formerly "Fort Myers/Billy's Creek").


SALE OF ARLINGTON/ROYAL CREST (LAND) AND DALLAS/BRIAR MEADOWS

On June 30, 2000, the Company sold Dallas/Briar Meadows and Arlington/Royal Crest (land) (See Part I, Item 1, Note 3 Discontinued Operations/Sale of


                                 -- Page 26 --

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

(c) The Company's issuing to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date. Subsequent to March 31, 2001, this note was paid in full in July of 2001.

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
                                  ===========      ===========      ===========

Please see Part I, Item 1, Note 3: Discontinued Operations - Sale of Assets for further detail.


PROPOSED ACQUISITION OF THE AMALFI

The Company anticipates total capital expenditures for the acquisition and development of Fort Myers/The Amalfi (formerly "Fort Myers/Billy's Creek") of $30,748,287, including a purchase price for the vacant, non-operating land of $1,320,000, unit construction costs of $16,328,250, miscellaneous site work, common area and parking construction costs of $2,921,560, architect/engineering costs of $577,494, general conditions of $1,031,717, an Insurance/Bonds/Profit to Builder of $2,028,153, interest of 2,730,132, and sales/marketing costs of $3,810,981. The Company anticipates securing approximately 90% financing: 80% from a construction loan of $24,598,287, and 9.8% from a $3,000,000 tax increment rebate. The Company anticipates investing, or joining in a partnership for an equity investment of, approximately 10.2% equity in the deal, or $3,150,000, from Company funds.


                                 -- Page 27 --

                                    PART II
================================================================================

1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not a party to any material legal proceedings.


2.  CHANGES IN SECURITIES
--------------------------------------------------------------------------------

(a) NONE
(b) NONE
(c) NONE


3.  DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

NONE


4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

NONE


5.  OTHER INFORMATION
--------------------------------------------------------------------------------

NONE


6.  EXHIBITS AND REPORTS OF FORM 8-K
--------------------------------------------------------------------------------

(a)  EXHIBITS

NONE

(b)  REPORTS ON FORM 8-K

NONE



                                 -- Page 28 --

                                 SIGNATURE PAGE
================================================================================



In accordance with the requirements of the Exchange Act, the registrant caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.



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





                                 -- Page 29 --