Form 10QSB
period 2001-06-30
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2001.

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


                                   88-0355448
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              6010 Sherwood Glen Way West Palm Beach, Florida  33415
           -------------------------------------------------- -------
                    (Address of principal executive offices)


                                 (561) 433-3939
                     ---------------------------------------
                           (Issuer's Telephone Number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


As of June 30, 2001, there were 8,695,131 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                                TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     SIX  MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED) ...........1

a.   Consolidated Balance Sheets as of June 30, 2001 and 2000 ..............1
b.   Consolidated  Statements of Operations for the six
     months ended June 30, 2001 and 2000 ...................................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the six months ended June 30, 2001 and 2000 ................4
d.   Consolidated  Statements of Cash Flows for the six
     months ended June 30, 2001 and 2000 ...................................5
e.   Notes to Interim Consolidated Financial Statements ....................6


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...................................24

a.   Overview ..............................................................24
b.   Results of Operations for the Six Months Ended
     June 30, 2000 Compared to June 30, 2001 ...............................25
     i.   Revenues .........................................................25
     ii.  Expenses .........................................................25
     iii. Liquidity and Capital Resources ..................................26


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

5.   OTHER INFORMATION .....................................................28

6.   EXHIBITS AND REPORTS OF FORM 8-K ......................................28


SIGNATURE PAGE .............................................................29

                                     PART I
================================================================================


1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                   - ASSETS -


                                                       Six Months    Six Months
                                                         Ended          Ended
                                                        6/30/01        6/30/00
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents................................    112,165 $   448,514
Accounts receivable - tenants (Note 2j) .................     95,867      72,372
Accounts receivable - other fees (Note 2j) ..............    689,374     776,564
Insurance Proceeds Receivable ...........................    677,192        --
Restricted deposits and funded reserves - current-Note 7     841,940   5,008,915
Prepaid expenses and other current assets ...............     64,608     406,647
Due from officer (Note 4) ...............................     50,500      27,500
Net assets of discontinued subsidiaries (Note 3) ........       --          --
                                                         ----------- -----------
TOTAL CURRENT ASSETS ....................................  2,531,646   6,740,511
                                                         ----------- -----------

INVESTMENTS IN REAL ESTATE - NET (Notes 2e, 5 and 8) .... 39,749,465  35,773,243
                                                         ----------- -----------

FIXED ASSETS - NET (Notes 2e and 6) .....................     39,588      47,660
                                                         ----------- -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 7) ........    700,287     443,804
Deferred financing costs - net (Note 2f).................  1,267,164   1,126,640
Deferred asset management fee - net (Note 2g) ...........     70,709      82,880
Pre-acquisition costs (Note 2h) .........................  1,474,123     477,820
Other assets ............................................      5,369     227,151
                                                         ----------- -----------
                                                           3,517,652   2,358,295
                                                         ----------- -----------
                                                         $45,838,351 $44,919,709
                                                         =========== ===========


                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

                                                         Six Months   Six Months
                                                         Ended          Ended
                                                        6/30/01        6/30/00
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Line of credit - bank (Note 10) ..................$    570,000    $       --
Accounts payable and accrued expenses ............   1,322,838       1,492,621
Tenants security deposits ........................     335,769         375,998
Unearned rent (Note 2j) ..........................     103,172          67,432
Deferred repair expenses .(Note 9)................     350,000            --
Current portion - liabilities applicable to
   investments in real estate (Note 8) ...........     972,725       4,037,890
Current portion - notes payable          .........     520,381         723,240
Income taxes payable (Note 2i and 13) ............     177,000            --
Net liabilities of discontinued subsidiaries
   (Note 3) ......................................        --              --
                                                   -----------     -----------
TOTAL CURRENT LIABILITIES ........................   4,351,885       6,697,181
                                                   -----------     -----------

LIABILITIES APPLICABLE TO INVESTMENTS IN REAL
   ESTATE (Note 8) ...............................  37,454,299      32,233,339
                                                   -----------     -----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Notes payable          ...........................        --           228,392
Deferred income taxes (Notes 2i and 13) ..........     954,600       1,040,430
                                                   -----------     -----------
                                                       954,600       1,268,822
                                                   -----------     -----------

MINORITY INTERESTS IN SUBSIDIARIES (Note 11) .....     552,950       1,600,783
                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Note 12):

Common stock; $.001 par value; 25,000,000 shares
authorized, 8,702,131 and 8,562,181 shares issued
and outstanding in 2001 and 2000, respectively ...       8,702           8,562

Additional paid-in capital .......................   1,230,848       1,159,743
Retained earnings ................................   2,184,788       1,951,279
Treasury stock, at cost - 123,000 shares .........    (899,721)           --
                                                   -----------     -----------
                                                     2,524,617       3,119,584


                                                  $ 45,838,351    $ 44,919,709
                                                  ============    ============



                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
             AND THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                      3 Months      3 Months     6 Months     6 Months
                                                        Ended         Ended        Ended        Ended
                                                        6-30-01       6-30-00      6-30-01      6-30-00
                                                      (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
---------------------------------------------------------------------------------------------------------

REVENUES:
Rental Income (Note 2j) ...........................  $ 2,187,235   $ 2,197,923  $ 4,439,659   $ 4,427,852
Real estate development fees
Interest income ...................................       12,856         3,585       24,759         7,015
Gain from insurance proceeds (Note 9) .............      327,192          --        327,192          --
Other income (Note 9) .............................          483        28,127      100,483        55,106
                                                     -----------   -----------  -----------   -----------
                                                       2,527,766     2,229,635    4,892,093     4,489,973

EXPENSES:
Administrative expenses ...........................      500,004       642,116      986,023     1,418,758
Maintenance and operating costs ...................      253,951       129,929      663,738       432,857
Utilities .........................................      220,614        71,017      491,895       225,914
Taxes and insurance ...............................      243,495       177,797      487,007       401,267
Interest expense ..................................      709,407       779,389    1,419,488     1,459,959
Depreciation and amortization (Note 15) ...........      688,449       411,707    1,061,650       823,414
                                                     -----------   -----------  -----------   -----------
                                                       2,615,920     2,211,955    5,109,801     4,762,169
                                                     -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
AND PROVISION FOR INCOME TAXES ....................      (88,154)       17,680     (217,708)     (272,196)

Minority interests in net loss of consolidated
Subsidiaries(Note 11) .............................      109,064       339,135      252,874       675,225
                                                     -----------   -----------  -----------   -----------


INCOME BEFORE PROVISION FOR INCOME TAXES ..........       20,910       356,815       35,166       403,029

Provision for income taxes (Notes 2I & 13) ........         --         137,030         --         137,030
                                                     -----------   -----------  -----------   -----------

INCOME FROM CONTINUING OPERATIONS .................       20,910       219,785       35,166       265,999
                                                     -----------   -----------  -----------   -----------

DISCONTINUED OPERATIONS (Note 3):
Income from operations of discontinued subsidiary's
assets (net of income taxes of $42,000) ...........         --          85,478         --          85,478
Gain on sale of operating assets of subsidiary - ..         --
(net of income taxes of $160,000 for 2000) ........         --         330,202         --         330,202
                                                     -----------   -----------  -----------   -----------

                                                            --         415,680         --         415,680
                                                     -----------   -----------  -----------   -----------
NET INCOME ........................................  $    20,910   $   681,679  $    35,166   $   681,679


BASIC AND DILUTED INCOME PER SHARE (Note 2K)
Continuing operations .............................  $     0.002   $      0.03  $     0.004   $      0.03

Discontinued operations ...........................         --            0.05         --            0.05
                                                     -----------   -----------  -----------   -----------
                                                     $     0.002   $      0.08  $     0.004   $      0.08
                                                     ===========   ===========  ===========   ===========

                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 ..................       73          8,562      2,778,525      1,685,281          --        4,472,441

Shares issued in lieu of employees' compensation     --              120         80,280           --            --           80,400

Issuance of shares in lieu of payment of
   accrued liabilities ........................     --               30         19,970           --            --           20,000

Surrender and retirement of preferred shares ..      (73)          --       (1,618,782)          --            --       (1,618,855)

Purchase and cancellation of shares ...........     --              (10)       (29,145)          --            --          (29,155)

Purchase of shares for treasury ...............     --             --             --             --        (884,843)      (884,843)

Net income ....................................     --             --             --          464,342          --          464,342
                                               ----------    -----------    -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000 ..................  $  --      $     8,702    $ 1,230,848    $ 2,149,623   $  (884,843)   $ 2,504,330

Purchase of shares for treasury ...............     --             --             --             --         (14,878)       (14,878)

Net Income ....................................     --             --             --           35,166          --           35,166
                                               ----------    -----------    -----------   -----------    -----------    -----------
Balance at June 30, 2001 ......................  $  --      $     8,702    $ 1,230,848    $ 2,184,788    $ (899,721)   $ 2,524,617
                                               ==========    ===========    ===========   ===========    ===========    ===========


                                  -- Page 4 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                       Six Months    Six Months
                                                         Ended          Ended
                                                        6/30/01        6/30/00
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)................................... $    35,166    $   681,679
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization ......................   1,061,650        965,936
Compensatory shares ................................        --             --
Minority interests .................................    (252,874)      (675,225)
Deferred income taxes ..............................        --          137,030
Decrease in discontinued subsidiary liabilities.....     (57,706)          --
(Increase) decrease in assets:
Accounts receivable - tenants ......................      (8,149)       (15,347)
Accounts receivable - other ........................    (727,408)       137,406
Prepaid expenses and other current assets ..........     254,545         91,784
Operating and debt service reserves ................     521,020            --
Other assets .......................................      78,606            --
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ...........     (227,190)      532,146
Due to related parties .............................        --              --
Deferred repair expense.............................     350,000            --
Tenant security deposits ...........................     (38,945)        (1,284)
Unearned rent ......................................       7,982         27,759
                                                      ----------     ----------
Net cash provided by operating activities ..........     996,697      1,881,884
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ........................  (1,050,971)    (1,017,714)
Withdrawals from (additions to) replacement
   reserves, net ...................................    (342,165)       574,071
Pre-acquisition costs, net of reimbursements........     (74,234)      (197,937)
                                                      ----------     ----------
Net cash (used) by investing activities ............  (1,467,370)      (641,580)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in real estate liabilities ............    (162,676)          --
Purchase of treasury shares ........................     (14,878)          --
Net decrease in notes payable ......................    (586,272)          --
Distributions to minority shareholders .............        --       (1,618,855)
Net proceeds from short-term loans .................     250,000             --
Net proceeds from long-term debt refinancing.......    1,235,000             --
Payments for financing costs .......................    (456,346)        60,773
                                                      ----------     ----------
Net cash provided by financing activities ..........     264,828     (1,558,082)
                                                      ----------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    (205,845)      (317,779)

Cash and cash equivalents, beginning of year .......     318,010        766,293
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR .............   $ 112,165    $   448,515
                                                      ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ...................................... $ 1,437,500    $ 1,459,959
Income taxes paid ..................................        --             --


                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                    JUNE 30, 2001 AND 2000 IS UNAUDITED)


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

On June 30, 1999, Lakes Edge was acquired and, simultaneously with this transaction, Lakes Edge purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Dade County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds, which were purchased with the proceeds of a loan, were immediately sold and Lakes Edge recognized a gain of $825,000. The Lakes Edge property, a 400-unit affordable housing complex, is located in Florida.

                                  -- Page 6 --

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

Subsequent to June 30, 2001, on November 30, 2001, the Company acquired a controlling general partner interest in St. Charles Townhomes Partners, L.P., a Texas Limited Partnership. The partnership was formed in 1998 and currently operates a 252-unit affordable apartment complex located in Dallas, Texas. Pursuant to an Agreement To Invest dated November 30, 2001, the Company agreed to invest $400,000 in the Partnership for it's partnership rights and an additional $100,000 for certain operating expenses.

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


                                  -- Page 7 --

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

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid operating liabilities, as set forth in the partnership agreement, then the remainder is distributed 100% to the general


                                  -- Page 8 --
partner. The cumulative effect of the distribution priorities is that the general partner receives 100% of the partnership's distributable cash flow, giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to manage the affairs of the partnership give the general partner control over the partnership.


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

(c)  Statements of Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of six months or less to


                                  -- Page 9 --
be cash equivalents.

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

(e)  Property and Equipment:

Land, buildings, furniture and equipment, including investment property, are recorded at cost. Depreciation is computed using the straight-line method as follows:

 Buildings and improvements                         40 years
 Furniture and equipment                            5 and 7 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the six month periods ended June 30, 2001 and 2000 aggregated $713,238 and $823,414 respectively.

(f)  Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. Accumulated amortization for the six month periods ended June 30, 2001 and 2000 aggregated $112,837 and $121,546, respectively. Amortization expense for the six month periods ended June 30, 2001 and 2000 aggregated $344,153 and $34,830, respectively.

(g)  Deferred Asset Management Fee:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization for the six month periods ended June 30, 2001 and 2000 aggregated $36,418 and $34,830, respectively. Amortization expense for the six month periods ended June 30, 2001 and 2000 aggregated $4,259 and $4,290, respectively.


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



                                 -- Page 10 --

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

Interest earned on the Company's and its subsidiaries' bank accounts are recorded as earned and reflected as interest income. Other income consists of


                                 -- Page 11 --
late fees, application fees, commissions etc., and is recorded as earned.

(k)  Earnings Per Share:

Basic and diluted earnings per share have been computed according to the standards of SFAS No. 128 "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

                                                  6/30/01      6/30/00
                                               (Unaudited)  (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $  35,166   $   265,999
  Less:  Preferred stock dividend requirement          --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $   35,166  $   265,999
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,702,131    8,456,682
Assumed conversion of cheap warrants ........          --           --
Assumed conversion of convertible
  preferred stock ...........................          --        121,500
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,702,131    8,578,182
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

(o)  Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with


                                 -- Page 12 --
respect to stock awards and stock option grants made after December 31, 1994. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

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

(q)  Interim Financial Information

The interim financial data as of June 30, 2001 and 2000 and for the six month periods ended June 30, 2001 and 2000 is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company' annual report on Form 10-KSB for the year ended December 31, 2000.

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

(c) The Company issued to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date. Subsequent to June 30, 2001, this note was paid in full in July 2001.

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


NOTE 4 - DUE FROM OFFICER:

As of June 30, 2001, an officer had an outstanding loan payable to the Company in the amount of $50,500. This loan is due on demand and bears interest at an annual rate of 8%.

NOTE 5 - INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:

                                                      6/30/01          6/30/00
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $31,967,332  $ 29,601,531
Furniture, fixtures and equipment .............       3,049,264     2,535,012
Construction in progress ......................       3,435,871     1,090,869
                                                      ---------     ---------
                                                     38,452,467    33,227,412
Less: accumulated depreciation                       (3,791,566)   (2,302,873)
                                                     ----------    ----------
                                                     34,660,901    30,924,539
Land ....................................... ...      5,088,564     4,848,704
                                                      ---------     ---------
                                                   $ 39,749,465  $ 35,773,243
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

d The Company continuously budgets and makes estimates for future operating periods, including estimates of whether its properties will be profitable and produce positive cash flow in future periods.

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

Through June 30, 2001, there has been no such impairment.

NOTE 6 - FIXED ASSETS:

Fixed assets consist of the following:

                                    6/30/01      6/30/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,499    $ 81,610
Less: accumulated depreciation      (49,911)    (33,950)
                                    -------     -------
                                   $ 39,588    $ 47,660
                                   ========    ========

See also Note 5 regarding impairment.

                                 -- Page 16 --

NOTE 7 - RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of June 30, 2001 and 2000, restricted deposits and funded reserves consist of the following:


                                           6/30/01      6/30/00
                                         (Unaudited)  (Unaudited)
----------------------------------------------------------------------

Operating and debt service reserves....     841,940   4,226,409

Replacement/rehabilitation reserves...      700,287   1,226,310




NOTE 8 - LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                                 6/30/01       6/30/00
                                               (Unaudited)   (Unaudited)
-----------------------------------------------------------------------
Mortgage loans payable ....................... $ 21,617,329  $ 14,461,256
Bonds payable ................................   16,163,775    21,105,000
Interest payable                                    169,916       118,048
Real estate taxes payable                           476,004       481,741
Other.........................................                    105,184
                                                   ----------    ----------
                                                 38,427,024    36,271,229
Less: Non-current portion ....................  (37,454,299)  (32,233,339)
                                                 -----------   -----------
Current portion - liabilities applicable
to real estate ...............................      972,725     4,037,890


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

Prairie Village, in December 1998, entered into a $3,236,900 mortgage loan with a lender relating to the issuance of a total of $3,230,000 in Mortgage Revenue Refunding Bonds, issued by the City of Elkhart, Indiana. The loan bears interest at an annual rate of 5.85%, with monthly payments of interest only through June 2000. Monthly principal and interest payments of $19,096 commenced in July 2000


                                 -- Page 17 --
and are payable for 30 years until final maturity on May 1, 2030. The loan agreement requires monthly payments of principal and interest sufficient to meet sinking fund requirements for payments of amounts due under the bonds, based on their varying maturities and interest rates.

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of June 30, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000 in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

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

Arlington was obligated under a promissory note in the amount of $1,200,000, with an original maturity date of June 17, 2000. This note accrued interest at an annual rate of 15 1/4% which was payable monthly. The note may be prepaid under specific conditions as long as six months of interest payments have been made. The $1.2 million note was assumed by the Investors (see Note 3) when this property was sold in June 2000.

In October 1999, Lakes edge entered into a $14,850,000 loan agreement with a bank to refinance the project's debt in connection with the issuance of $14,850,000 Non-Taxable Multifamily Mortgage Revenue Refunding Refunding Bonds Series 1999D-1 issued by the Housing Finance Authority of Miami-Dade County, Florida. Monthly interest only payments of $85,388 at 6.9% per annum are payable until March, 2010, when principal payments sufficient to meet bond sinking requirements commence. The note matures in May 2035 and is secured by the project's rental property.

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

In November 1999, Country Lakes entered into a loan agreement with a mortgage company and received proceeds in the amount of $1,800,000. Interest accrued monthly at the rate of 16% per annum, and principal payments of $25,000 per month began in May 2000. Subsequent to June 30, 2001, the note, which matured in May 2001, was paid in full from proceeds of the Lakes Edge Mezzanine Loan transaction on December 5, 2001.

Country Lakes entered into an loan agreement with a financial institution for a term loan in the amount of $2,540,000. Interest on this loan accrued at the rate


                                 -- Page 18 --
of 13% per annum until the loan matures on July 1, 2018. This loan was paid in full on June 21, 2001 from proceeds of the $3,775,000 Fannie Mae Multifamily Note.

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

Subsequent to June 30, 2001, on December 5, 2001, the Company executed Mezzanine Loan Agreements with a mezzanine lender in the amounts of $4,200,000 for Lakes Edge and $1,000,000 for Country Lake(the "Mezzanine Loans"). Proceeds of the Mezzanine Loans were used to retire the $1,800,000 Country Lake mortgage and provide operating capital for the rental properties.

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

The aggregate maturities of mortgage loans payable (exclusive of bonds payable and excluding current year's mortgage debt retired of $326,795) for the next five years are $246,527; $265,067; $288,040; $311,563; $333,345 and $ 19,845,992
thereafter.

NOTE 9 - OTHER INCOME

In the first quarter of 2001 the Company filed an insurance claim for reimbursement for damages resulting from a fire at the Lakes Edge property in the amount of $677,192. Subsequent to June 30, 2001, a net gain of $327,192 was recognized in September, 2001 when the claim was settled and the related expense for repairs was determined. The Company has recorded deferred repair expenses of $350,000 at June 30, 2001 related to anticipated repair expenses which had not been incurred as of June 30, 2001.

Included in other income is a $100,000 consulting fee received in the first quarter of 2001 from a related party.

NOTE 10 - BANK CREDIT LINE:

In November 2000, the Company entered into an unsecured line of credit with its bank which provides for maximum borrowings of $750,000. This line of credit, which expires on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $570,000 as of June 30,


                                 -- Page 19 --

2001. This line of credit was paid in full in December 2001.

Subsequent to June 30, 2001, in July 2001, the Company entered into an unsecured loan agreement with a Bank in the amount of $250,000, which bears interest at an annual rate of 5.75%.

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

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of June 30, 2001, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of June 30, 2001, no options have been granted under this plan.

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

During 1999, the Company issued 24,998 shares of its common stock as payment for accrued liabilities to unrelated third parties in the amount of $24,998. The Company also issued 185,000 shares of its common stock as payment to an unrelated third party for professional fees in the amount of $185,000. Under the guidance of FASB 123, the two equity transactions described above were accounted


                                 -- Page 20 --
for using the fair value method and the common shares were valued at $1 per share based upon the consideration received. Subsequently during 1999, the Company sold 72,900 shares of Series A Convertible Redeemable Preferred Stock (2.43 units of 30,000 preferred shares each) to unrelated third party accredited investors for net proceeds in the amount of $1,618,855 (or $22.20 per preferred share). The Series A Preferred shares had conversion, redemption and dividend features referred to below. This equity transaction was accounted for using the fair value method. The fair value of the preferred stock was determined by an unrelated third party placement agent and was confirmed with the purchase of the securities by unrelated third party accredited investors for the price set forth above.

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

Also in December 2000, the Company issued 120,000 shares of its common Stock as bonuses to certain employees. The shares issued in this transaction were valued at $0.67 per share (or an aggregate of $80,400) and were accounted for using the


                                 -- Page 21 --
fair value method at the date of issuance. This fair value determination was made by the Company's Board of Directors and reflects the value acceptable to the employees relating to bonuses earned in 1997 and 1998. The Board of Directors concluded that $0.67 per share was the fair value of these shares because that was the value acceptable to the unrelated third party in the transaction described in the preceding paragraph, whereby the Company issued 30,000 shares of common stock to settle $20,000 of accrued liabilities.

NOTE 13 - INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:


                                    6/30/01      6/30/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............    $   --     $   --

Deferred tax expense:
    Federal ....................        --     106,884
    State ......................        --      30,146
                                     ------     ------
                                        --    $137,030
                                   ========   ========

No provision for income taxes was made for the six months ended June 30, 2001.


The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                    6/30/01      6/30/00
                                  (Unaudited)  (Unaudited)
--------------------------------------------------------
Deferred asset:
Net operating loss ............    $    --      $    --

Deferred liability:
Conversion of accrual to cash      (954,600)  (1,040,430)
                                   ----------   ----------

Net deferred liability ........    $(954,600) $(1,040,430)
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

                                 -- Page 22 --

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

NOTE 15 - Change in Accounting Estimate

Beginning in 2001 the Company changed the useful life of its West Palm Beach/Country Lake and Miami/Lake's Edge realty from 27 years to 40 years to more accurately reflect the properties' reasonable useful life. Excess depreciation recorded prior to 2001 in the amount of $353,652 ($.04 per share) is being amortized over the remaining useful life of 38 years. This change results in a cumulative net income adjustment of $4,653 ($.0005 per share) for the six months ended June 30, 2001.



                                 -- Page 23 --

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

2(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 and commenced operations in April of 1996 as a real estate operating company formed to acquire, develop, rehabilitate and manage Affordable Housing and Market Rate properties throughout the United States. Properties are purchased through traditional methods of real estate financing as well as through a variety of government-sponsored financing arrangements made exclusively available for Affordable Housing properties, including Tax Exempt Bonds and Low Income Housing Tax Credits. As of June 30, 2001, the Company's portfolio consists of five affordable housing properties and no market rate housing properties. The five affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), and Country Lake (West Palm Beach, Florida). Two previously owned properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

Additionally, the Company has entered into a purchase and sale agreement for the Amalfi (formerly known as "Billy's Creek"). The Amalfi is a 2.83 acre parcel of undeveloped, non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units. Although no assurance can be given, the Company expects that eventually approximately 70% of its portfolio will be affordable housing and 30% will be market rate properties.

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


                                  -- Page 24 --

2(b) Results of Operations  for the Quarter Ended June 30, 2000 compared to June
     30, 2001 and for the Six Months  Ended June 30,  2000  Compared to June 30,
     2001
--------------------------------------------------------------------------------

2(b)(i) Revenues
----------------

Revenues of $2,229,635 for the quarter ended June 30, 2000 are fully reported in the Consolidated Statement of Operations, and reflect three months of rental and other operating income from seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/Briar Meadows and Arlington/Royal Crest (land).

Revenues of $2,527,766 for the quarter ended June 30, 2001, an increase of $298,131 (13%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. This increase is mostly attributable to the gain from on insurance proceeds of $327,192.

Revenues of $4,489,973 for the six months ended June 30, 2000 are fully reported in the Consolidated Statement of Operations, and reflect six months of rental and other operating income from seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/Briar Meadows and Arlington/Royal Crest (land).

Revenues of $4,892,093 for the six months ended June 30, 2001, an increase of $402,120 (8.96%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.


2(b)(ii) Expenses
-----------------

Expenses of $2,211,955 for the quarter ended June 30, 2000 are fully reported in the attached Consolidated Statement of Operations, and reflect three months of operating costs at seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as corporate administrative expenses.

Expenses of $2,615,920 for the quarter ended June 30, 2001, an increase of $403,965 (18%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses. This increase is mostly attributable to an increase in depreciation from the capitalization of rehabilitation/construction costs at Miami/Lakes Edge and West Palm Beach/Country Lake properties in the amount of $276,742.

Expenses of $4,762,169 for the six months ended June 30, 2000 are fully reported in the attached Consolidated Statement of Operations, and reflect six months of operating costs at seven properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as corporate administrative expenses.

                                  -- Page 25 --

Expenses of $5,109,801 for the six months ended June 30, 2001, an increase of $347,632 (7.3%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses.

Depreciation and amortization of $411,707 for the quarter ended June 30, 2000 reflect three months of expenses on Dallas/Willow Pond, Bridgeport/Putnam
Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land). Depreciation and amortization of $688,449 for the three months ended June 30, 2001, an increase of $276,742 (67%) over the same
period  in  2000,   reflect  three  months  of  expenses  on  five   properties:
Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. This increase is attributable to an increase in depreciation from the capitalization of rehabilitation/construction costs at Miami/Lakes Edge and West Palm Beach/Country Lake properties in the amount of $276,742.

Depreciation and amortization of $823,414 for the six months ended June 30, 2000 reflect six months of expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land). Depreciation and amortization of $1,061,650 for the six months ended June 30, 2001, an increase of $238,236 (28.9%) over the same period in 2000, reflect six months of expenses on five properties:
Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. This increase is mostly attributable to an increase in depreciation from the capitalization of rehabilitation/construction costs at Miami/Lakes Edge and West Palm Beach/Country Lake properties in the amount of $276,742.

The Company utilizes accelerated methods of depreciation over five (5) and seven
(7) year life for personal property. Realty is depreciated by the straight-line method over 40 years.

Interest expenses of $779,389 for the quarter ended June 30, 2000 reflects three months of interest incurred on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as interest incurred on debt at the corporate level. Interest expenses of $709,407 for the quarter ended June 30,2001, a decrease of $69,982 (9%) over the same period in 2000, include interest related to the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level.

Interest expenses of $1,459,959 for the first six months of 2000 reflects six months of interest incurred on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as interest incurred on debt at the corporate level. Interest expenses of $1,419,488 for the first six months of 2001, a decrease of $40,471 (2.8%) over the same period in 2000, include interest related to the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level.


2(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $448,515 at June 30, 2000 and $112,165 at June 30, 2001, a decrease of $336,350 (75%). This decrease is primarily attributable to continued investments in real property improvements and pre-acquisition costs. (Please see the Consolidated Statement of Cash Flows in Part I, Item 1.)

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

                                  -- Page 26 --

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


SALE OF ARLINGTON/ROYAL CREST (LAND) AND DALLAS/BRIAR MEADOWS

On June 30, 2000, the Company sold Dallas/Briar Meadows and Arlington/Royal Crest (land) (See Part I, Item 1, Note 3 Discontinued Operations/Sale of Assets.) Operations of these subsidiaries ceased June 30, 2000. The Briar Meadows and Arlington properties were sold for a purchase price of $4.8 million to a group of holders (collectively, the "Investors") of certain common stock, preferred stock, warrants, and promissory notes issued by the Company.

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

(c) The Company's issuing to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date. Subsequent to June 30, 2001, this note was paid in full in July of 2001.

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
                                  ===========      ===========      ===========

Since the Arlington/Royal Crest property was non-operating undeveloped land, no rental or operations income was derived. Thus, the Company believes there will be no potential operational impact from the sale of Arlington/Royal Crest in the future. However, the sale of Dallas/Briar Meadows, a 118-unit Market Rate residential complex, resulted in a $687,000 (7%) decrease in operating income from the six months ended June 30, 2001 over the six months ended June 30, 2000. Please see Part I, Item 1, Note 3: Discontinued Operations - Sale of Assets for further detail.


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