Form 10QSB
period 2001-09-30
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


                                   88-0355448
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              6010 Sherwood Glen Way West Palm Beach, Florida  33415
          --------------------------------------------------- -------
                    (Address of principal executive offices)


                                 (561) 433-3939
                     ---------------------------------------
                           (Issuer's Telephone Number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



As of September 30, 2001, there were 8,702,131 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                               TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     NINE  MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED) ....1

a.   Consolidated Balance Sheets as of September 30, 2001 and 2000 ........1
b.   Consolidated  Statements of Operations for the nine
     months ended September 30, 2001 and 2000 .............................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the nine months ended September 30, 2001 and 2000 .........4
d.   Consolidated  Statements of Cash Flows for the nine
     months ended September 30, 2001 and 2000 .............................5
e.   Notes to Interim Consolidated Financial Statements ...................6


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ..................................24

a.   Overview .............................................................24
b.   Results of Operations for the Nine Months Ended
     September 30, 2000 Compared to September 30, 2001 ....................25
     i.   Revenues ........................................................25
     ii.  Expenses ........................................................25
     iii. Liquidity and Capital Resources .................................26


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

5.   OTHER INFORMATION .....................................................28

6.   EXHIBITS AND REPORTS OF FORM 8-K ......................................28


SIGNATURE PAGE .............................................................29

                                     PART I
================================================================================


1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                   - ASSETS -


                                                        Nine Months  Nine Months
                                                          Ended         Ended
                                                         9/30/01       9/30/00
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents................................  $  73,047 $   396,169
Accounts receivable - tenants (Note 2j) .................    109,162     108,557
Accounts receivable - other fees (Note 2j) ..............  1,366,566   1,164,846
Restricted deposits and funded reserves - current
   (Note 7) .............................................    860,105   5,086,213
Prepaid expenses and other current assets ...............     59,336     609,970
Due from officer (Note 4) ...............................     50,500      27,500
Net assets of discontinued subsidiaries (Note 3) ........       --          --
                                                         ----------- -----------
TOTAL CURRENT ASSETS ....................................  2,518,716   7,393,255
                                                         ----------- -----------

INVESTMENTS IN REAL ESTATE - NET (Notes 2e, 5 and 8) .... 39,824,183  35,773,243
                                                         ----------- -----------

FIXED ASSETS - NET (Notes 2e and 6) .....................     35,303      46,469
                                                         ----------- -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 7) ........    704,017     665,705
Deferred financing costs - net (Note 2f) ................  1,247,939   1,096,254
Deferred asset management fee - net (Note 2g) ...........     70,709      80,808
Pre-acquisition costs (Note 2h) .........................  1,654,568     517,465
Other assets ............................................      4,680     227,151
                                                         ----------- -----------
                                                           3,681,913   2,587,383
                                                         ----------- -----------
                                                         $46,060,115 $45,800,349
                                                         =========== ===========

                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                        Nine Months  Nine Months
                                                          Ended         Ended
                                                         9/30/01       9/30/00
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Line of credit - bank (Note 10) ...................$    820,000    $       --
Accounts payable and accrued expenses .............   1,528,178       2,151,548
Tenants security deposits .........................     317,291         563,996
Unearned rent (Note 2j) ...........................     107,163         101,147
Deferred repair expenses .(Note 9).................     300,000            --
Current portion - liabilities applicable to
   investments in real estate (Note 8) ............   1,170,779       4,037,890
Current portion - notes payable          ..........     228,519         723,240
Income taxes payable (Note 2i and 13) .............     177,000            --
Net liabilities of discontinued subsidiaries
   (Note 3) .......................................        --              --
                                                    -----------     -----------
TOTAL CURRENT LIABILITIES .........................   4,648,930       7,577,821
                                                    -----------     -----------

LIABILITIES APPLICABLE TO INVESTMENTS IN REAL
  ESTATE (Note 8) .................................  37,396,208      32,233,339
                                                    -----------     -----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Notes payable          ............................     209,370         228,392
Deferred income taxes (Notes 2i and 13) ...........     954,600       1,040,430
                                                    -----------     -----------
                                                      1,163,970       1,268,822
                                                    -----------     -----------

MINORITY INTERESTS IN SUBSIDIARIES (Note 11) ......     403,973       1,600,783
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Note 12):

Common stock; $.001 par value; 25,000,000 shares
authorized, 8,702,131 and 8,562,181 shares issued
and outstanding in 2001 and 2000, respectively ....       8,702           8,562

Additional paid-in capital ........................   1,230,848       1,159,743
Retained earnings .................................   2,157,472       1,951,279
Treasury stock, at cost - 123,000 shares ..........    (949,988)           --
                                                    -----------     -----------
                                                      2,447,034       3,119,584


                                                   $ 46,060,115    $ 45,800,349
                                                   ============    ============


                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMER 30, 2001 AND 2000
          AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      3 Months      3 Months     9 Months       9 Months
                                                        Ended         Ended        Ended          Ended
                                                       9-30-01       9-30-00      9-30-01        9-30-00
                                                     (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------------

REVENUES:
Rental Income (Note 2j) ...........................  $ 2,254,251   $ 2,238,247  $ 6,693,910   $ 6,666,099
Real estate development fees
Interest income ...................................        8,318         4,740       33,077        11,755
Gain from insurance proceeds (Note 9) .............         --            --        327,192          --
Other income (Note 9) .............................         (483)         --        100,000        55,106
                                                     -----------   -----------  -----------   -----------
                                                       2,262,086     2,242,987    7,154,179     6,732,960
EXPENSES:
Administrative expenses ...........................      402,503       552,923    1,388,526     1,971,681
Maintenance and operating costs ...................      372,658       213,005    1,036,396       645,862
Utilities .........................................      279,554       113,533      771,449       339,447
Taxes and insurance ...............................      342,164       200,634      829,171       601,901
Interest expense ..................................      662,578       729,980    2,082,066     2,189,939
Depreciation and amortization (Note 15) ...........      378,921       411,707    1,440,571     1,235,121
                                                     -----------   -----------  -----------   -----------
                                                       2,438,378     2,221,782    7,548,179     6,983,951
                                                     -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
AND PROVISION FOR INCOME TAXES ....................     (176,292)       21,205     (394,000)     (250,991)

Minority interests in net loss of consolidated
Subsidiaries (Note 11) ............................      148,977       333,045      401,851     1,008,270
                                                     -----------   -----------  -----------   -----------

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES ..................................      (27,315)      354,250        7,851       757,279

Provision for income taxes (Notes 2i and 13) ......         --         120,445         --         257,475
                                                     -----------   -----------  -----------   -----------


INCOME FROM CONTINUING OPERATIONS .................      (27,315)      233,805        7,851       499,804
                                                     -----------   -----------  -----------   -----------

DISCONTINUED OPERATIONS (Note 3):
Income from operations of discontinued subsidiary's
assets (net of income taxes of $42,000) ...........         --            --           --          85,478
Gain on sale of operating assets of subsidiary -
(net of income taxes of $160,000 for 2000) ........         --            --           --         330,202
                                                     -----------   -----------  -----------   -----------
                                                            --            --           --         415,680
                                                     -----------   -----------  -----------   -----------


NET INCOME ........................................  $   (27,315)  $   233,805  $     7,851   $   915,484
                                                     -----------   -----------  -----------   -----------

BASIC AND DILUTED INCOME PER SHARE (Note 2K)
Continuing operations .............................       (0.003)         0.03       0.0009          0.06

Discontinued operations ...........................         --            --           --            0.05
                                                     -----------   -----------  -----------   -----------
                                                     $    (0.003)  $      0.03  $    0.0009   $      0.11
                                                     ===========   ===========  ===========   ===========


                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 ...................           73         8,562     2,778,525     1,685,281          --       4,472,441

Shares issued in lieu of employees' compensation         --             120        80,280          --            --          80,400

Issuance of shares in lieu of payment of
   accrued liabilities .........................         --              30        19,970          --            --          20,000

Surrender and retirement of preferred shares ...          (73)         --      (1,618,782)         --            --      (1,618,855)

Purchase and cancellation of shares ............         --             (10)      (29,145)         --            --         (29,155)

Purchase of shares for treasury ................         --            --            --            --        (884,843)     (884,843)

Net income .....................................         --            --            --         464,342          --         464,342
                                                  -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2000 ...................  $      --     $     8,702   $ 1,230,848   $ 2,149,623   $  (884,843)  $ 2,504,330

Purchase of shares for treasury ................         --            --            --            --         (65,145)      (65,145)

Net Income .....................................         --            --            --           7,851          --           7,851
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at September 30, 2001 ..................  $      --     $     8,702   $ 1,230,848   $ 2,157,472   $  (949,988)  $ 2,447,034
                                                  ===========   ===========   ===========   ===========   ===========   ===========

                                  -- Page 4 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


                                                        Nine Months  Nine Months
                                                          Ended         Ended
                                                         9/30/01       9/30/00
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)................................... $     7,851    $   915,485
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization ......................   1,440,571      1,235,121
Compensatory shares ................................        --             --
Minority interests .................................    (401,851)    (1,008,270)
Deferred income taxes ..............................        --          137,030
Decrease in discontinued subsidiary liabilities.....     (57,706)          --
(Increase) decrease in assets:
Accounts receivable - tenants ......................     (22,444)       (51,532)
Accounts receivable - other ........................    (726,408)      (250,876)
Prepaid expenses and other current assets ..........     259,817        (73,608)
Operating and debt service reserves ................     502,165            --
Other assets .......................................      78,606            --
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ...........     (21,850)     1,202,606
Due to related parties .............................        --             --
Deferred repair expense.............................     300,000            --
Tenant security deposits ...........................     (57,423)       186,715
Unearned rent ......................................      11,973         61,474
                                                      ----------     ----------
Net cash provided by operating activities ..........   1,313,301      2,354,145
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ........................  (1,479,722)    (1,035,145)
Withdrawals from (additions to) replacement
   reserves, net ...................................    (345,895)       274,871
Pre-acquisition costs, net of reimbursements........    (254,679)      (237,582)
                                                      ----------     ----------
Net cash (utilized) by investing activities ........  (2,080,296)      (997,838)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in real estate liabilities ............     (22,713)          --
Purchase of treasury shares ........................     (65,145)          --
Net decrease in notes payable ......................    (668,764)          --
Distributions to minority shareholders .............        --       (1,618,782)
Net proceeds from short-term loans .................     500,000        (11,534)
Net proceeds from long-term debt refinancing.......    1,235,000             --
Payments for financing costs .......................    (456,346)        91,160
                                                      ----------     ----------
Net cash provided by financing activities ..........     522,032     (1,539,157)
                                                      ----------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    (244,963)      (182,849)

Cash and cash equivalents, beginning of year .......     318,010        579,018
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR .............   $  73,047    $   396,169
                                                      ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ...................................... $ 2,156,249    $ 2,189,939
Income taxes paid ..................................        --             --


                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                    SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS:

Homes for America Holdings, Inc., a Nevada Corporation ("the Company") established in 1996, is engaged in the business of (a) acquiring, rehabilitating and managing select "Affordable Housing" properties; (b) acquiring and converting specially situated, non-residential properties into residential rental or condominium units; and (c) acquiring multi-use residential real estate. As to the Affordable Housing portion of the portfolio, the Company may sell limited partnership interests through newly formed subsidiaries. The limited partnership interests are purchased by third party real estate syndicators (the "minority interest") primarily for the Section 42 tax credit benefits and tax losses generated for their investors. The Company's wholly-owned subsidiaries are:

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


                                  -- Page 6 --

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

Subsequent to September 30, 2001, on November 30, 2001, the Company acquired a controlling general partner interest in St. Charles Townhomes Partners, L.P., a Texas Limited Partnership. The partnership was formed in 1998 and currently operates a 252-unit affordable housing apartment complex located in Dallas, Texas. Pursuant to an Agreement To Invest dated November 30, 2001, the Company agreed to invest $400,000 in the Partnership for it's partnership rights and an additional $100,000 for certain operating expenses.

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


Middlebury Elkhart, L.P.:

Middlebury Elkhart, L. P., (Prairie Village) was formed in July 1997 and in December 1998, acquired a 120-unit apartment building (including land) in Elkhart, Indiana, from an unrelated party, for rental to low income tenants. The


                                  -- Page 7 --
original cost of this investment approximated $800,000 which was paid in cash. Rehabilitation of this building was completed in December 2000. Prairie Village has received an allocation of low income housing tax credits from the Indiana Housing Finance Authority under Section 42 of the Internal Revenue Code of 1986, as amended. As such, similar to Dallas/Glen Hills, management is required to lease a minimum of 40% of Prairie Villages units to families whose income is 60% or less of the area median gross income. Under the terms of an amended partnership agreement dated December 1998, Prairie Village-Homes for America, Inc., became the general partner and has a .1% interest in the partnership.

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

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid operating liabilities, as set forth in the partnership agreement, then the remainder is distributed 100% to the general partner. The cumulative effect of the distribution priorities is that the general partner receives 100% of the partnership's distributable cash flow,


                                  -- Page 8 --
giving it an overwhelming financial interest in the partnership. In addition to the general partner's overwhelming financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to manage the affairs of the partnership give the general partner control over the partnership.


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



                                  -- Page 9 --

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

(e)  Property and Equipment:

Land, buildings, furniture and equipment, including investment property, are recorded at cost. Depreciation is computed using the straight-line method as follows:

 Buildings and improvements                         40 years
 Furniture and equipment                            5 and 7 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the nine month periods ended September 30, 2001 and 2000 aggregated $1,061,219 and $1,235,121, respectively.

(f)  Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. Accumulated amortization for the nine month periods ended September 30, 2001 and 2000 aggregated $492,790 and $121,546, respectively. Amortization expense for the nine month periods ended September 30, 2001 and 2000 aggregated $379,351 and $34,830, respectively.

(g)  Deferred Asset Management Fee:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization for the nine month periods ended September 30, 2001 and 2000 aggregated $38,548 and $27,876, respectively. Amortization expense for the nine month periods ended September 30, 2001 and 2000 aggregated $6,388 and $4,290, respectively.

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

(i)  Income Taxes:

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the asset and


                                 -- Page 10 --
liability approach of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income taxes result principally from utilizing the accrual basis for financial reporting purposes and the cash basis for income tax purposes. No Federal or state income taxes are payable by the partnerships, and none have been provided for.

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

                                                  9/30/01      9/30/00
                                               (Unaudited)  (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $    7,851   $  499,805
  Less:  Preferred stock dividend requirement          --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $    7,851  $  499,805
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,702,131    8,456,682
Assumed conversion of cheap warrants ........          --           --
Assumed conversion of convertible
  preferred stock ...........................          --        121,500
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,702,131    8,578,182
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

(o)  Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. No compensation expense is recognized pursuant to the Company's stock option plans


                                 -- Page 12 --
under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

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

(q)  Interim Financial Information

The interim financial data as of September 30, 2001 and 2000 and for the nine month periods ended September 30, 2001 and 2000 is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

NOTE 4 - DUE FROM OFFICER:

As of September 30, 2001, an officer had an outstanding loan payable to the Company in the amount of $50,500. This loan is due on demand and bears interest at an annual rate of 8%.

NOTE 5 - INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:

                                                      9/30/01          9/30/00
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $32,101,658  $ 29,601,531
Furniture, fixtures and equipment .............       3,069,940     2,535,012
Construction in progress ......................       3,708,953     1,090,869
                                                      ---------     ---------
                                                     38,880,551    33,227,412
Less: accumulated depreciation                       (4,144,932)   (2,302,873)
                                                     ----------    ----------
                                                     34,735,619    30,924,539
Land ....................................... ...      5,088,564     4,848,704
                                                      ---------     ---------
                                                   $ 39,824,183  $ 35,773,243
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

(d) The Company continuously budgets and makes estimates for future operating periods, including estimates of whether its properties will be profitable and produce positive cash flow in future periods.

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

Through September 30, 2001, there has been no such impairment.

NOTE 6 - FIXED ASSETS:

Fixed assets consist of the following:

                                    9/30/01      9/30/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,499    $ 81,610
Less: accumulated depreciation      (54,196)    (35,141)
                                    -------     -------
                                   $ 35,303    $ 46,469
                                   ========    ========

See also Note 5 regarding impairment.

                                 -- Page 16 --

NOTE 7 - RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of September 30, 2001 and 2000, restricted deposits and funded reserves consist of the following:


                                           9/30/01      9/30/00
                                         (Unaudited)  (Unaudited)
----------------------------------------------------------------------

Operating and debt service reserves....     860,105   5,086,213

Replacement/rehabilitation reserves         704,017     665,705




NOTE 8 - LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                                      9/30/01       9/30/00
                                                    (Unaudited)   (Unaudited)
----------------------------------------------------------------------------
Mortgage loans payable ..........................  $ 21,732,094  $ 14,461,256
Bonds payable ...................................    16,142,945    21,105,000
Interest payable  ...............................       208,014
Real estate taxes payable .......................       483,934
                                                     ----------    ----------
                                                     38,566,987    35,566,256
Less: Non-current portion .......................   (37,396,208)  (32,233,339)
                                                     -----------   -----------
Current portion - liabilities applicable
to real estate ..................................     1,170,779     3,332,917


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

Prairie Village, in December 1998, entered into a $3,236,900 mortgage loan with a lender relating to the issuance of a total of $3,230,000 in Mortgage Revenue Refunding Bonds, issued by the City of Elkhart, Indiana. The loan bears interest at an annual rate of 5.85%, with monthly payments of interest only through June 2000. Monthly principal and interest payments of $19,096 commenced in July 2000 and are payable for 30 years until final maturity on May 1, 2030. The loan


                                 -- Page 17 --
agreement requires monthly payments of principal and interest sufficient to meet sinking fund requirements for payments of amounts due under the bonds, based on their varying maturities and interest rates.

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of September 30, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000 in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

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

In November 1999, Country Lakes entered into a loan agreement with a mortgage company and received proceeds in the amount of $1,800,000. Interest accrued monthly at the rate of 16% per annum, and principal payments of $25,000 per month began in May 2000. Subsequent to September 30, 2001, the note, which matured in May 2001, was paid in full from proceeds of the Lakes Edge Mezzanine Loan transaction on December 5, 2001.

Country Lakes entered into an loan agreement with a financial institution for a term loan in the amount of $2,540,000. Interest on this loan accrued at the rate of 13% per annum until the loan matures on July 1, 2018. This loan was paid in


                                 -- Page 18 --
full on June 21, 2001 from  proceeds of the  $3,775,000  Fannie Mae  Multifamily
Note.

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

Subsequent to September 30, 2001, on December 5, 2001, the Company executed Mezzanine Loan Agreements with a mezzanine lender in the amounts of $4,200,000 for Lakes Edge and $1,000,000 for Country Lake(the "Mezzanine Loans"). Proceeds of the Mezzanine Loans were used to retire the $1,800,000 Country Lake mortgage and provide operating capital for the rental properties.

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

The aggregate maturities of mortgage loans payable (exclusive of bonds payable and excluding current year's mortgage debt retired of $478,831) for the next five years are $251,381; $270,306; $293,758; $317,776; $310,986 and $ 19,809,056
thereafter.

NOTE 9 - OTHER INCOME

In the first quarter of 2001 the Company filed an insurance claim for reimbursement for damages resulting from a fire at the Lakes Edge property in the amount of $677,192. A net gain of $327,192 was recognized in September, 2001 when the claim was settled and the related expense for repairs was determined. The Company has recorded deferred repair expenses of $300,000 at September 30, 2001 related to anticipated repair expenses which had not been incurred as of September 30, 2001.

Included in other income is a $100,000 consulting fee received in the first quarter of 2001 from a related party.

NOTE 10 - BANK CREDIT LINE:

In November 2000, the Company entered into an unsecured line of credit with its bank which provides for maximum borrowings of $750,000. This line of credit, which expires on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $570,000 as of September 30, 2001. Subsequent to September 30, 2001, this line of credit was paid in full


                                 -- Page 19 --
in December 2001.

In July 2001, the Company entered into an unsecured loan agreement with a Bank in the amount of $250,000, which bears interest at an annual rate of 5.75%. Outstanding borrowings were $250,000 as of September 30, 2001.

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

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of September 30, 2001, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of September 30, 2001, no options have been granted under this plan.

The Company granted options to purchase 100,000 shares of common stock to an officer of the Company. These options, which were not granted under either of the plans described above, and were to be reflected under APB 25 (see Note 2(o)), vested quarterly in the first year of the officer's employment and were exercisable at $ 1.00 per share. These options were cancelled in 2000, prior to the issuance of year end December 31,1999 financial statements, when the officer's employment with the Company was terminated. Accordingly, pro forma data as required by SFAS 123 is not provided.

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

NOTE 13 - INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:


                                    9/30/01      9/30/00
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............   $   --     $   --

Deferred tax expense:
    Federal ....................        --     200,830
    State ......................        --      56,645
                                     ------     ------
                                        --    $257,475
                                   ========   ========

No provision for income taxes was made for the nine months ended September 30, 2001.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                    9/30/01      9/30/00
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

                                 -- Page 22 --

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

In the Middlebury Elkhart limited partnership, the General Partner provided an operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following any month for which revenues equal or exceed operating expenses. Upon breakeven, which occurred on March 1, 1999, the guaranty is limited to $120,000. The guaranty is to be released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which (1) the permanent financing phase has begun,
(2) legal occupancy is secured for all units, and (3) at least 90% of the units are occupied.)

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

NOTE 15 - Change in Accounting Estimate

Beginning in 2001 the Company changed the useful life of its West Palm Beach/Country Lake and Miami/Lake's Edge realty from 27 years to 40 years to more accurately reflect the properties' reasonable useful life. Excess depreciation recorded prior to 2001 in the amount of $353,652 ($.04 per share) is being amortized over the remaining useful life of 38 years. This change results in a cumulative net income adjustment of $6,980 ($.0008 per share) for the nine months ended September 30, 2001.


                                 -- Page 23 --

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

2(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 and commenced operations in April of 1996 as a real estate operating company formed to acquire, develop, rehabilitate and manage Affordable Housing and Market Rate properties throughout the United States. Properties are purchased through traditional methods of real estate financing as well as through a variety of government-sponsored financing arrangements made exclusively available for Affordable Housing properties, including Tax Exempt Bonds and Low Income Housing Tax Credits. As of September 30, 2001, the Company's portfolio consists of five affordable housing properties and no market rate housing properties. The five affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), and Country Lake (West Palm Beach, Florida). Two previously owned properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

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

The Company was formed in 1996. In 1997, the Company acquired a 386-unit affordable housing property, Willow Pond, in Dallas, Texas. In November 1997, the Putnam Square apartment complex in Bridgeport, Connecticut was acquired, though operations there did not actually begin until January 1998. In December 1998, the Company acquired three additional properties: the 118-unit Briar Meadows apartments in Dallas, Texas; a 120-unit affordable housing property in Elkhart, Indiana, and the 17.7 acre Arlington, Texas site, where approval to construct 210 market rate units was secured. In June, 1999, the Company acquired the 400-unit Lake's Edge apartments in North Miami, Florida. In November 1999, the Company acquired the 192-unit Country Lake apartments in West Palm Beach, Florida. On June 30, 2000, Arlington/Royal Crest (land) and Dallas/Briar Meadows were sold. On November 30, 2001, the Company acquired St. Charles Townhomes, a 252 unit affordable housing complex in Dallas, Texas.


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


2(b) Results of Operations for the Quarter Ended  September 30, 2000 Compared to
     September 30, 2001 and for the Nine Months Ended September 30, 2000 Compared to September 30, 2001
--------------------------------------------------------------------------------

2(b)(i) Revenues
----------------

Revenues of $2,242,987 for the three months ended September 30, 2000 are fully reported in the Consolidated Statement of Operations, and reflect nine months of rental and other operating income from Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.

Revenues of $2,262,086 for the three months ended September 30, 2001, an increase of $19,099 (1%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.

Revenues of $6,732,960 for the nine months ended September 30, 2000 are fully reported in the Consolidated Statement of Operations, and reflect nine months of rental and other operating income from Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake as well as six months (through June 30, 2000) of rental and other operating income from Dallas/Briar Meadows and Arlington/Royal Crest (land).

Revenues of $7,154,179 for the nine months ended September 30, 2001, an increase of $421,219 (6.25%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.


2(b)(ii) Expenses
-----------------

Expenses of $2,221,782 for the three months ended September 30, 2000 are fully reported in the attached Consolidated Statement of Operations, and reflect three months of operating costs at Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as corporate administrative expenses.


                                 -- Page 25 --

Expenses of $2,438,378 for the three months ended September 30, 2001, an increase of $216,596 (9.7%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses.

Expenses of $6,983,950 for the nine months ended September 30, 2000 are fully reported in the attached Consolidated Statement of Operations, and reflect nine months of operating costs at Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake and six months (through June 30, 2000) of operating costs at Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as corporate administrative expenses.

Expenses of $7,548,179 for the nine months ended September 30, 2001, an increase of $564,229 (8.1%) from the same period in 2000, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses.

Depreciation and amortization of $411,707 for the three months ended September 30, 2000 reflect three months of expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. Depreciation and amortization of $378,921 for the three months ended September 30, 2001, an increase of $32,786 (8%) over the same
period  in  2000,   reflect  three  months  of  expenses  on  five   properties:
Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake.

Depreciation and amortization of $1,235,121 for the nine months ended September 30, 2000 reflect nine months of expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake and six months of expenses (through June 30, 2000) on Dallas/Briar Meadows and Arlington/Royal Crest (land). Depreciation and amortization of $1,440,571 for the nine months ended September 30, 2001, an increase of $205,450 (16.6%) over the same period in 2000, reflect nine months of expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. See
Note 15 regarding change in depreciable lives in 2001. Amortization expense for the nine months ended September 30, 2001 includes a $315,249 charge pertaining to deferred costs written off on refinanced loans.

The Company utilizes accelerated methods of depreciation over five (5) and seven
(7) year life for personal property. Realty is depreciated by the straight-line method over 40 years.

Interest expenses of $729,980 for the quarter ended September 30, 2000 reflects three months of interest incurred on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as interest incurred on debt at the corporate level. Interest expenses of $662,578for the quarter ended September, 2001, a decrease of $67,402 (9%) over the same period in 2000, include interest related to the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level.

Interest expenses of $2,189,939 for the first nine months of 2000 reflects nine months of interest incurred on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake and six months (through June 30, 2000) of interest incurred on Dallas/Briar Meadows and Arlington/Royal Crest (land), as well as interest incurred on debt at the corporate level. Interest expenses of $2,082,066 for the first nine months of 2001, a decrease of $107,873 (4.9%) over the same period in 2000, include interest related to the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level.

2(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $396,169 at September 30, 2000 and $73,048 at September 30, 2001, a decrease of $323,121 (81.6%). This decrease is primarily attributable to continued investments in real property improvements and pre-acquisition costs. (Please see the Consolidated Statement of Cash Flows in Part I, Item 1.)

                                 -- Page 26 --

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
                                  ===========      ===========      ===========

Since the Arlington/Royal Crest property was non-operating undeveloped land, no rental or operations income was derived. Thus, the Company believes there will be no potential operational impact from the sale of Arlington/Royal Crest in the future. However, the sale of Dallas/Briar Meadows, a 118-unit Market Rate residential complex, resulted in a $998,457 (7%) decrease in operating income from the nine months ended September 30, 2001 over the nine months ended September 30, 2000. Please see Part I, Item 1, Note 3: Discontinued Operations - Sale of Assets for further detail.

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