Form 10KSB
period 2001-12-31
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


                                   88-0355448
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              6010 Sherwood Glen Way West Palm Beach, Florida   33415
          --------------------------------------------------- ---------
                (Address of principal executive offices)       Zip Code


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $10,358,275.

There is no established trading market for the Company's common equity and, accordingly, the issuer cannot determine the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, there were 8,310,031 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS
================================================================================

PART I
------

1.   BUSINESS ..........................................................1

     a.   Introduction .................................................1
     b.   Financing ....................................................2
          i.   Tax Exempt Bonds ........................................3
          ii.  Low Income Housing Tax Credits ..........................4
          iii. Tax Credit Partnerships .................................5
     c.   Revenue and Profit Generation ................................5
     d.   Government Regulations .......................................9
     e.   Competition ..................................................9
     f.   Employees ....................................................10
     g.   New Business Ventures ........................................10
     h.   Glossary of Terms ............................................10

2.   PROPERTIES ........................................................12

     a.   Properties, Offices And Facilities ...........................12
     b.   Current Operations ...........................................12
          i.   Willow Pond .............................................12
          ii.  Putnam Square ...........................................15
          iii. Prairie Village .........................................16
          iv.  Lake's Edge .............................................17
          v.   Country Lake ............................................19
          vi.  St. Charles Townhomes....................................22
          vii. Beau Rivage .............................................24
     c.   Proposed Acquisitions Under Contract .........................24
          i.  Yonkers Station Plaza.....................................24
     d.   Discontinued Operations/Sale of Assets........................25

3.   LEGAL PROCEEDINGS .................................................26

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................26


PART II
-------

5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........26

     a.   Market Price of, and Dividends on, the Registrant's
          Common Equity and Other Shareholder Matters ..................26
     b.   Recent Sales of Unregistered Securities ......................26

6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .........................................27

     a.   Overview .....................................................27
     b.   Results of Operations  for the Twelve  Months Ended
          December 31, 2001 Compared to December 31, 2000 ..............29
          i.   Revenues ................................................29
          ii.  Expenses ................................................29
          iii. Liquidity and Capital Resources .........................30

7.   CONSOLIDATED FINANCIAL  STATEMENTS FOR THE COMPANY
     FOR THE YEARS  ENDED DECEMBER 31, 2001 AND 2000 (AUDITED) .........34

     a.   Independent Auditor's Report .................................34
     b.   Consolidated Financial Statements ............................35
          i.   Balance Sheets ..........................................35
          ii.  Statements of Operations ................................37
          iii. Statement of Changes in Shareholders' Equity ............38
          iv.  Statements of Cash Flows ................................39
     c.   Notes to Financial Statements ................................40

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNANTS .......................62


PART III
--------

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................63

     a.   Directors and Executive Officers , Promoters
          and Control Persons...........................................63
     b.   Committees of the Board of Directors .........................64
     c.   Meetings of the Board of Directors ...........................64
     d.   Compliance With Section 16(A) Of the Exchange Act.............65

10.  EXECUTIVE COMPENSATION ............................................65

     a.   Summary Compensation Table ...................................65
     b.   Stock Option Grants ..........................................66
     c.   Employment Agreements ........................................66
     d.   Consulting Agreements ........................................66
     e.   Compensation of Directors ....................................66
     f.   Stock Option Plans ...........................................67
          i.   1998 Employee Stock Option Plan .........................67
          ii.  Non-Executive Director Stock Plan .......................67
          iii. 1999 Employee Stock Option Plan .........................68
          iv.  Non-Employee Director Stock Option Plan .................69

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT ....................................................70

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................71

13.  EXHIBITS AND REPORTS ON FORM 8-K...................................72

     a.   Exhibits......................................................72
     b.   Reports on Form 8-K...........................................75


SIGNATURE PAGE .........................................................76

                                     PART I
================================================================================

1.   BUSINESS
--------------------------------------------------------------------------------

1(a) Introduction
-----------------

Homes for America Holdings, Inc. was organized on January 9, 1996 as a real estate operating company to acquire, develop, rehabilitate/construct and manage residential and multi-use properties throughout the United States. The Company's primary objective is to identify and purchase undervalued properties, which it renovates/constructs, operates and manages as Affordable Housing and Market Rate residential and mixed use properties. These properties are purchased with traditional financing arrangements as well as through a variety of government-sponsored financing arrangements available for properties qualifying as Affordable Housing and/or located in designated redevelopment areas. In addition to the net rental income derived from its portfolio of properties, the Company earns a portion of revenues and profits from transactional fees associated with the acquisition, financing, rehabilitation, construction, operation and possible sale of its acquisitions.

The Company's operations commenced in April 1996. As of the date of this filing, the Company's portfolio consists of six affordable housing properties and one market rate housing property. The six affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), Country Lake (West Palm Beach, Florida) and St. Charles Townhomes, a recently acquired 252 unit property in Dallas, Texas. The market rate property, Beau Rivage (formerly "Amalfi"), is a recently acquired 2.83 acre parcel of undeveloped non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units. Two additional properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

In addition, the Company has entered into a purchase and sale agreement to acquire the Yonkers Station Plaza, a .36 acre parcel of undeveloped non-operating land in Yonkers, New York on which the Company plans to construct a 70,817 square foot market rate office building. Although no assurance can be given, the Company expects that eventually approximately seventy percent of its portfolio will be Affordable Housing properties and the remainder will be Market Rate.

Properties for potential acquisition are identified by maintaining regular contact with an established network of acquisition sources, including real estate brokers, attorneys, outside consultants, bankers and property owners throughout the United States. Investment decisions are made by the Company's executive officers with the consent of the Board of Directors. The Company's strategy is to identify, utilizing these acquisition sources as well as the knowledge and expertise of its officers, properties that can be purchased at a discount.

In particular, the Company seeks properties located in designated redevelopment areas and/or properties with an identified operational/physical deficiency or financing complexity that can be timely and efficiently corrected to bring the community to its stabilized market value. For example, the Company may target properties held by distressed sellers, reluctant or absentee owners, and owners with limited property management capabilities and/or limited capital. Because of


                                  -- Page 1 --
these properties' deficiencies, they tend to draw less competition from traditional buyers and can often be purchased significantly below replacement cost. Ideally, these properties are also located in markets that can support higher rental rates after repositioning. By using its expertise in identifying and correcting the properties' deficiencies, the Company believes it is able to acquire these properties at attractive prices relative to potential performance.

Upon acquisition, the Company seeks to enhance each property's value through rehabilitation/construction and repositioning. Rehabilitation and/or construction is the mechanism through which repositioning is achieved. By rehabilitating and/or constructing the properties the Company acquires, i.e., by improving the properties structurally, the Company is able to reposition the property from a lower to higher quality class of property and to improve the living conditions of the tenants with the anticipation that these properties will subsequently be capable of sustaining higher rents and/or reduced turnover.

The Company also provides services to the properties to help enhance their value. These services, which are included in the management fees earned by the Company, often include marketing, ownership property reviews, social service programs for parents, and outreach programs for children. The social service and outreach programs may include computer learning workshops, tutoring, and organized sports activities. The Company believes that the quality of tenancy increases with the amount of services offered, and that providing these services reduces turnover, helps maintain quality of life, and thereby controls costs.


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

In addition to the use of conventional debt and Company capital, the acquisition of properties located in designated redevelopment areas may be financed in part with development subsidies. Additionally, Affordable Housing properties are often financed with a variety of government-sponsored financing arrangements exclusively available for properties qualifying as Affordable Housing. Such financing arrangements, including Tax-Exempt Private Activity Bonds ("Tax Exempt Bonds") and Low Income Housing Tax Credits ("Tax Credits") are advantageous to the Company because they may provide low interest rate debt and/or provide a source of equity, allowing the Company to acquire properties with relatively small amounts of its own capital. In return for these financing arrangements, the Company must comply with certain restrictions which govern, among other things, the income of tenants and the rents charged to them.

In some cases, the Company may acquire a property with existing Tax Exempt Bonds or Tax Credits. Country Lake and Lake's Edge (representing approximately 29% of the portfolio) were acquired with Bonds in place. The Company may also acquire properties with existing Tax Credits in place. Willow Pond, Putnam Square and St. Charles Townhomes (representing approximately 43% of the portfolio) were acquired with existing Tax Credits. Where neither Tax Exempt Bonds nor Tax Credits already exist however, the Company may apply for either Credits, Bonds, or both. Prairie Village is the only property in the Company's current portfolio


                                  -- Page 2 --

(representing 14% thereof) for which the Company applied for Tax Exempt Bonds and Tax Credits. In return for the Tax Credit and Tax Exempt Bond financing awarded to the property, the Company must comply with certain Restrictions which govern, among other things, the income of tenants and the rents charged to them.


1(b)(i) Tax Exempt Bonds
------------------------

Tax Exempt Private Activity Bonds ("Tax Exempt Bonds") are issued under Section 142(d) of the Internal Revenue Code to provide a low-interest source of debt financing for the acquisition of Affordable Housing properties.

The Company may acquire properties that have existing Tax Exempt Bonds already in place. For example, Country Lake and Lake's Edge (representing 29% of the portfolio) were acquired with existing Tax Exempt Bonds. These transactions are relatively straightforward. The Company purchases the properties with existing bonds in place and resells the bonds to an independent bond house (at profit, if possible), using the debt generated from the sale to finance the acquisition.

Where Tax Exempt Bonds do not already exist, the Company may apply for a Tax Exempt Bond allocation. As of the date of this filing, the Company has applied for a Tax Exempt Bond allocation once, which application was approved, to finance the acquisition and rehabilitation of Prairie Village (representing 14% of the portfolio).

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

                                  -- Page 3 --

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

In some cases, the Company may acquire properties that have existing Tax Credits already in place. For example, Willow Pond, Putnam Square and St. Charles Townhomes (representing 43% of the portfolio) were acquired with existing Tax Credits. Where Tax Credits do not already exist, however, the Company may apply for them. Prairie Village is the only property in the Company's current portfolio (representing 14%) for which the Company applied for Tax Credits, in which case the allocation was awarded.

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

For example, the Texas Department of Housing and Community Affairs (TDHCA) evaluates a number of criteria, including the development's cost and financial feasibility, site conditions, and development team experience. Additionally, the agency considers whether: 1) the site is located in an area where the federal, state, or local government is trying to encourage development; 2) the site is


                                  -- Page 4 --
consistent with the local  jurisdiction's  affordable housing development plans;
3) the site is able to serve tenants at lower income levels, while at the same time providing a unit mix of tax credit and market rate units; and 4) the site offers supportive services for residents. While none of the above criteria is required, those projects that meet all or most of them are given the highest priority.

Applications that pass the underwriting process and are deemed to have adequately met the evaluation criteria are presented to the TDHCA's Board of Directors for consideration. The Board of Directors awards tax credits at its discretion, but generally follows the recommendations of its staff. Although each state and state agency's criteria and procedures may vary, each generally follows criteria and procedures similar to those established by TDHCA.

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



1(b)(iii) Tax Credit Partnerships
---------------------------------

Because Low Income Housing Tax Credits may be used to achieve a dollar-for-dollar reduction in federal tax liabilities, they have a cash value. As such, a market for Tax Credits exists, enabling owners of Affordable Housing


                                  -- Page 5 --
projects with Tax Credits to sell the credits, as interests in limited partnerships, for cash. The sale of the partnership interests generates equity to finance the acquisition and development of the Affordable Housing properties.

Of the Company's acquisitions with Tax Credit financing (Willow Pond, Putnam Square, Prairie Village and St. Charles Townhomes), all are owned by a limited partnership. (The remaining three properties in the Company's portfolio, Country Lake, Lake's Edge and Beau Rivage, are 100% directly owned by the Company.) In all the partnerships, the Company serves as General Partner (through a wholly owned subsidiary) and the Limited Partner, such as The Related Capital Company, purchases a limited partnership interest. Because the Tax Credits are issued ratably over a 10 year period (and are thus not as valuable as a full, immediate issuance), the Limited Partner invests less than a dollar for dollar amount for the Tax Credits. Typically, the Limited Partner pays between $.50 and $.80 per $1.00 of Low Income Housing Tax Credits for its partnership interests.

Because the limited partner's chief objective in investing in the limited partnership is the benefits derived from the Tax Credits, the limited partner retains a nearly 100% interest in the Low Income Housing Tax Credits and a nearly 100% interest in the profits and losses of the partnership. Depending on negotiations, the limited partner may also receive interests in the partnership's cash flow and residual value (after return of capital). However, since the limited partner considers these interests secondary to those of the Tax Credits and the losses, the limited partner is typically allocated only 0% to 30% of the operating cash flow and between 0% and 30% of the residual value of the real estate (after return of capital). Since the Company's chief objective in entering the partnership is the revenue and profit generated from the acquisition and operation of the property, the Company usually retains a 70-100% interest in the cash flow and a 75-100% interest in the residual value of the partnerships (after return of capital).

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

Where the Company owns 100% of the property (namely Country Lake, Lake's Edge and Beau Rivage), transactional fees and revenue may be earned in three stages of property ownership: construction/rehabilitation, operations/management, and possible sale. In the construction/rehabilitation stage, the Company may earn development fees related to developing a project in a designated redevelopment area. Also in the construction/rehabilitation stage, the Company may earn a Builders and Sponsors Profit and Risk Allowance, or BSPRA. This fee is a


                                  -- Page 6 --
specific allowed amount paid under the HUD 221 D program of up to 15% of acquisition and construction costs, not including land, to the Builder Sponsor at the closing. Also in the construction/rehabilitation stage, the Company may earn a Contractor's Fee, also paid under the HUD 221 D program, of up to 7% of construction costs. (Any affiliation between builder and sponsor must be disclosed to HUD). In the operations/management stage, the Company generates revenue through its ownership of 100% of the property's cash flow. Finally, in the sale stage, the Company may generate revenue through its ownership of 100% of the property's residual value (after return of capital), if sold.

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

Construction/Rehab   Development Fee    Depends on negotiations and project cost

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

Construction/Rehab   Contractor's Fee   Up  to  7%   of   construction
                     (HUD 221D)         (Affiliation between builder and
                                        sponsor must be disclosed to HUD)

Operations/ Mgmt.    Cash Flow          100% of the property's cash flow

Sale                 Residual Value     100% of the property's  residual value

--------------------------------------------------------------------------------

Where the property is not 100% owned by the Company, but rather by a tax credit limited partnership (namely Willow Pond, Putnam Square, Prairie Village and St. Charles Townhomes), transactional fees and revenue may be earned in four stages of ownership: acquisition, construction/rehabilitation, operations/management, and sale. In the acquisition stage, the Company may earn a HUD-approved acquisition fee, the amount of which depends on negotiations with investors in the limited partnership, but is typically 1-5% of acquisition costs. In the construction/rehabilitation stage, the Company may earn development fees related to developing a project in a designated redevelopment area. Also in the construction/rehabilitation stage, the Company may earn a HUD-approved Builders and Sponsors Profit and Risk Allowance (BSPRA). (Since its inception, the Company has earned a single BSPRA fee, upon the acquisition of Prairie Village in 1998.) Also in the construction/rehabilitation stage, the Company may earn a HUD-approved Contractor's Fee (typically 5-7% of construction costs) and a Developer's Fee (typically 1-5% of total development costs), depending on limited partner negotiations. In the operations/management stage, the Company generates revenue through its right to receive between 75% and 90% of the property's cash flow, the exact percentage depending on the terms of the partnership agreement. The Company may also earn in this stage, depending on negotiations within the partnership, a Supervisor/Incentive Management Fee (typically 50-95% of net cash flow from operations), a Management Fee (typically 5% of gross income), and an Asset Management Fee (typically 1% of gross income).


                                  -- Page 7 --

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

 Construction/Rehab   Development Fee Depends on negotiations and project cost

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

                                  -- Page 8 --

1(d) Government Regulations
---------------------------

In addition to the previously described government financing requirements, the Company is subject to environmental and other governmental regulations. Compliance with laws and regulations governing our business can be complicated, expensive, and time-consuming and may require significant managerial and legal supervision. Failure to comply with such laws and regulations could have a materially adverse effect on our business. Further, any changes in any of these laws and regulations could materially and adversely affect our business. There is no assurance that we will be able to secure on a timely basis, or at all, necessary regulatory approvals in the future. These regulations and related considerations include, but are not limited to, federal government Tax Exempt Bond and Tax Credit laws and regulations, allocations of specific amounts of Bonds and Tax Credits to the various states, state regulations, and the continued availability of HUD insurance where necessary. In addition, we are often dependent on Bond ratings offered to finance real estate purchases.

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


1(e) Competition
----------------

All of our currently owned properties, or properties under agreement to be purchased, are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than us within the market area of each of these properties, and which will compete with us for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on: (i) our ability to rent apartments; (ii) the rents charged; and (iii) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid, or may prevent us from purchasing a desired property at all, which could have a


                                  -- Page 9 --
materially adverse effect on our business. In addition, there is intense competition for Tax Credit and Tax Exempt Bond allocations, and many of these competitors have greater financial resources and longer operating histories than do we. Accordingly, there can be no assurance that we will be able to successfully compete in the future.

While the Company believes that there are many small, local competitors in the locations where it owns properties, the Company has not specifically identified them. However, the Company has specifically identified two competitors working on a national basis. They include Home Properties, a real estate investment trust (REIT) owning or partially owning approximately 250 communities, typically acquired as under-managed properties to which amenities were added to attract middle income residents. The second known competitor is AIMCO, a REIT with interests in approximately 2,000 properties nationwide.


1(f) Employees
--------------

The Company employs approximately 51 full-time employees, including executive officers. No employees are covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

1(g) New Business Ventures
--------------------------

Homes for America Real Estate Services, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on July 6, 1999 in the state of Texas. Operations commenced in 2000. This company was organized to serve as a management company for Homes For America Holdings' properties, as well as properties owned by third parties. Currently, Homes For America Real Estate Services, Inc. does not manage any properties owned by third parties.

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



                                 -- Page 10 --

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

ELIGIBLE BASIS: the total amount of development, rehabilitation, and construction costs which are allowed under the Internal Revenue Code in determining the total amount of Low Income Housing Tax Credits to which an Affordable Housing project will be entitled.

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

TAX EXEMPT  BOND: a Bond,  including a Private  Activity  Bond,  the income from


                                 -- Page 11 --
which is exempt from federal income taxation because the requirements of the Internal Revenue Code are met.

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

The Company also maintains leasing/management offices located on the following properties that it owns and manages:


At Willow Pond:      6003 Abrams  Road
                     Dallas,  Texas 75231

At Prairie Village:  740 Prairie Street
                     Elkhart, Indiana 46516

At Lake's Edge:      950 NW 214th Street
                     Miami, Florida 33169

At St. Charles:      3969 Altoona Drive
                     Dallas, Texas 75233


2(b) Current Operations
-----------------------

The Company (through its wholly owned subsidiaries) currently owns and directly manages all seven of its properties, each of which has a senior manager responsible for the property's day to day operations. In addition to a senior manager, the Company periodically engages outside auditors to provide compliance and audit services.

2(b)(i) Willow Pond Apartments
------------------------------

Glen Hills Homes for America, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on February 26, 1997 in the state of Texas to serve as


                                 -- Page 12 --
the general partner of Dallas/Glen Hills, LP. Dallas/Glen Hills, LP was organized on March 27, 1997 in the state of Texas for the purpose of owning Willow Pond Apartments, a 386-unit Affordable Housing complex with existing Tax Credits in Dallas, Texas. The property was purchased on March 27, 1997 for approximately $8,400,000.

On March 27, 1997, Glen Hills Homes For America, Inc. acquired the general partnership interest of Dallas/Glen Hills, LP for a capital contribution of $1.00. Through the limited partnership, the Company sold a limited partnership interest to a limited partner in exchange for an investment of $2,500,000. (The balance of the funding was obtained through a standard market rate mortgage on the property.) Since the limited partner's primary financial motivation for purchasing an interest in the limited partnership was the benefits it would derive from the Low Income Housing Tax Credits, the limited partner has retained 99.99% of the tax credits, profits and losses and 99.99% of the profits and losses of the partnership. The limited partner also retains 10% of the cash flow and 20% of the residual value (after return of capital).

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

In September of 2000, the Willow Pond property was refinanced for $6,450,000 at an interest rate of 7.99% on a 12 year note with a 30 year amortization schedule. In November of 2000, an operating deficit guaranty of $150,000 was released back to the Company. The property is currently 95% occupied.

                                 -- Page 13 --

ADDITIONAL INFORMATION:

Location:                               6003 Abrams Road, Dallas Texas 75231
General Character:                      Two-story garden style apartments
Present Use:                            Multi-family residential
Suitability for Use:                    Excellent;  certificate  of  occupancy
                                        is complete and property is rented
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage
Term:                                   12 years
Principal Amount:                       $6,450,000
Interest:                               7.99%
Amortization Provisions:                Yes
Prepayment Provisions:                  Yes
Maturity Date:                          2012
Balance due at Maturity                 $5,407,723

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

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2001    2000    1999    1998    1997
                                        ----------------------------------------
                                        97%     96%     96%     95%     91%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2001    2000     1999    1998     1997
                                        ----------------------------------------
     Efficiency                         $4,812  $3,428  $3,426   $3,244  $3,049
     1 Bedroom                           6,024   6,001   5,995    5,677   5,336
     2 Bedroom                           8,736   7,714   7,709    7,299   6,861
     3 Bedroom                          10,800   9,772   9,764    9,245   8,690

Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            278,024
Annual rental represented by such
leases:                                 $2,611,452
Percentage of gross annual revenue
represented by such leases:             98%, balance is laundry, late fees,
                                        misc. charges


                                 -- Page 14 --

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

                                 -- Page 15 --

Putnam Square Tax Credit        GP          GP          LP       LP
Allocation                      %         Amount        %       Amount
--------------------------------------------------------------------------------
 $  1,599,940                   1%        $ 15,999      99%     $  1,583,941



After acquiring the property in November of 1997, the Company substantially renovated it and it is stabilized. (No other major renovation is planned.) The property is in a mature urban area and is slightly above average compared to other similarly priced properties in the vicinity. The property is adequately covered for casualty and liability. Current occupancy is 94%.


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

Prairie Village Homes for America, the general partner, owns 0.1% of the tax credits, profits and losses and .1% of the profits and losses of the


                                 -- Page 16 --
partnership. Approximately 90% of the cash flow from this property and 70% to 90% of the residual property value (after return of capital) if sold, also resides with the general partner. In consideration of Company's overwhelming financial interest, as well as the rights and responsibilities conferred on the Company to manage the affairs of the partnership and the property, the Company treats Middlebury/Elkhart, LP as a wholly-owned subsidiary.

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


After acquiring the property in December of 1998, the Company substantially rehabilitated it, including new facades and exteriors, kitchens, windows, insulation, air conditioning, carpeting, landscaping and noise attenuation. Additionally, a computer learning facility was established on the premises. The property is stabilized, and no other major renovation is planned. The property is in a mature urban area and is slightly above average compared to other similarly priced properties in the vicinity. The property is adequately covered for casualty and liability. Current occupancy is 99%.


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

The Company acquired the property, a 400 unit Affordable Housing complex with existing Tax Exempt Bonds in place, on June 30, 1999, for $14,025,000. The total project cost of Lake's Edge was approximately $16,500,000. The acquisition, including project costs and improvements, was financed with a combination of Tax Exempt and taxable Bonds. Approximately $400,000 in transaction fees were


                                 -- Page 17 --
realized on this purchase, and gain on the sale of Bonds totaled approximately $825,000, for a total revenue gain of $1,200,000. After acquiring the property in June of 1999, the Company completed extensive renovations. Current occupancy is 99%.

In December of 2001, Allegiance Capital Partners, LLC ("Mezzanine Lender") made a mezzanine loan (the "Lake's Edge Mezzanine Loan") to MD-BI, LLC, a Delaware limited liability company (the "Mezzanine Borrower") in the original principal amount of $4,150,000 at an interest rate of 12.51% as evidenced by a ten year note with a 25 year amortization schedule. Mezzanine Borrower is wholly owned by Homes for America Holdings, Inc. The Lake's Edge Mezzanine Loan is secured in part by a hypothecation of 100% of the limited partnership interest of Lakes Edge Homes Holdings, Inc. in Lakes Edge Partners, L.P. (51% limited partnership interest), together with the right to receive distributions with respect to 100% of the general partnership interests owned by Lakes Edge Homes Holdings, Inc. in Lakes Edge Partners, L.P. Additionally, the Lake's Edge Mezzanine Loan is also secured by joint and several guarantees as described herein. Homes For America Holdings, Inc. executed a guaranty for the full amount of the note. Robert Kohn (Director and Chief Operating Officer of Homes For America Holdings, Inc.), Robert MacFarlane (Director and Chief Executive Officer of Homes For America Holdings, Inc.) and Emilia Nuccio, (the wife of Robert MacFarlane) executed limited non-recourse (with carve-out exceptions) guarantees containing certain "springing" provisions. The individual limited guarantees spring into effect under certain circumstances including an event of bankruptcy of any of the guarantors or the borrowing entities, or in the event of a default under the Lake's Edge Mezzanine Loan documents wherein the guarantors shall be liable for the full amount of the Lake's Edge Mezzanine Loan if the guarantors obstruct the Mezzanine Lender in the enforcement of its rights under the Lake's Edge Mezzanine Loan documents and the collateral. In consideration for the individual guarantors executing their guarantees, the individual guarantors have been assigned an interest in Willow Pond and Putnam Square (limited to the original principal balance of the loan plus interest) until such time that the note is paid in full. In addition, Robert Kohn will earn a loan enhancement fee of 1% of the loan amount per year, and Robert MacFarlane and Emilia Nuccio will each earn an enhancement fee of .5% of the loan amount per year.

Concurrently, Mezzanine Lender made a separate mezzanine loan to Mezzanine Borrower in the original principal amount of $1,000,000 (the "Country Lake Mezzanine Loan") (see Part I(g)(v)). The Lake's Edge Mezzanine Loan and the Country Lake Mezzanine Loan are cross-collateralized and cross-defaulted, and both contain certain prepayment restrictions.


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
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage        2nd Mortgage
Term:                                   40 years            10 years
Principal Amount:                       $14,850,000         $1,321,815
Interest:                               6.90%               11.00%
Amortization Provisions:                Yes                 Yes
Prepayment Provisions:                  Yes                 Yes
Maturity Date:                          2035                2010
Balance due at Maturity                 $0                  $0



                                 -- Page 18 --

Terms of any lease:                     None
Options to sell:                        None

Renovations Description:                Property is stabilized.  No major
                                        renovation is planned.
Estimated Cost:                         N/A
Method of Financing:                    N/A

Competitive Conditions:                 Property has a slight
                                        competitive edge over other properties
                                        in the area

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2001    2000    1999    1998    1997
                                        ----------------------------------------
                                        97%     95%     90%     87%     85%

Tenants occupying 10% or more:          None
Nature of tenant:                       Residential, Individual families
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2001    2000    1999    1998    1997
                                        ----------------------------------------
     1 Bedroom                          $8,295  $7,509  $6,721  $6,049  $5,565
     2 Bedroom                           8,988   9,386   8,401   7,561   6,956
     3 Bedroom                          10,505  11,263  10,082   9,073   8,349

Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            384,000
Annual rental represented by such
leases:                                 3,455,460
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

Life claimed with respect to
property or component                   Building improvements: 27 1/2 - 40 years
                                        Furniture: 7 years

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A


2(b)(v) Country Lake Apartments
-------------------------------

Country Lake Homes Holdings, Inc., a wholly-owned subsidiary of Homes for America, was incorporated on April 5, 1999 in the state of Florida for the purpose of 100% directly owning and operating Country Lake Apartments in West Palm Beach, Florida. The Company acquired the property, a 192 unit Affordable Housing complex with existing Tax Exempt Bonds in place, on November 5, 1999,


                                 -- Page 19 --
for $10,100,000. We own 100% of the property and do not plan to sell any partnership interests.

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

Upon acquisition, approximately $450,000 of improvements to this property were completed. In June of 2001, the first and second mortgages on the Country Lake property were refinanced. The first mortgage for $6,255,000 was refinanced at an interest rate of 5.89% on a 30-year note with a 30-year amortization schedule and a maturity in 2031. The second mortgage for $2,540,000 was refinanced at an interest rate of 7.45% on a 10-year note with a 30-year amortization schedule and a maturity in 2011. Current occupancy is 98%

In December of 2001, Allegiance Capital Partners, LLC ("Mezzanine Lender") made a mezzanine loan (the "Country Lake Mezzanine Loan") to MD-BI, LLC, a Delaware limited liability company (the "Mezzanine Borrower") in the original principal amount of $1,000,000 at an interest rate of 12.51% as evidenced by a ten year note with a 25 year amortization schedule. Mezzanine Borrower is wholly owned by Homes for America Holdings, Inc. The Country Lake Mezzanine Loan is secured in part by a hypothecation of 490 shares of the common stock comprising 49% of the existing common stock of Country Lake Homes Holdings, Inc., a Florida corporation, together with the right to receive all dividends, cash securities or other distributions with respect to another 510 shares of common stock comprising 51% of the existing common stock of Country Lake Homes Holdings, Inc. owned by Homes for America Holdings, Inc. Additionally, the Country Lake Mezzanine Loan is also secured by joint and several guarantees as described herein. Homes For America Holdings, Inc. executed a guaranty for the full amount of the note. Robert Kohn (Director and Chief Operating Officer of Homes For America Holdings, Inc.), Robert MacFarlane (Director and Chief Executive Officer of Homes For America Holdings, Inc.) and Emilia Nuccio, (the wife of Robert MacFarlane) executed limited non-recourse (with carve-out exceptions) guarantees containing certain "springing" provisions. The individual limited guarantees spring into effect under certain circumstances including an event of bankruptcy of any of the guarantors or the borrowing entities, or in the event of a default under the Country Lake Mezzanine Loan documents wherein the guarantors shall be liable for the full amount of the Country Lake Mezzanine Loan if the guarantors obstruct Mezzanine Lender in the enforcement of its rights under the Country Lake Mezzanine Loan documents and the collateral. In consideration for the individual guarantors executing their guarantees, the individual guarantors have been assigned an interest in Willow Pond and Putnam Square (limited to the original principal balance of the loan plus interest) until such time that the note is paid in full. In addition, Robert Kohn will earn a loan enhancement fee of 1% of the loan amount per year, and Robert MacFarlane and Emilia Nuccio will each earn an enhancement fee of .5% of the loan amount per year.

Concurrently, Mezzanine Lender made and funded a separate mezzanine loan to Mezzanine Borrower in the original principal amount of $4,150,000 (the "Lakes Edge Mezzanine Loan") (see Part I(g)(iv)). The Country Lake Mezzanine Loan and the Lakes Edge Mezzanine Loan are cross-collateralized and cross-defaulted, and both contain certain prepayment restrictions.


                                 -- Page 20 --

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
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage  2nd Mortgage
Term:                                   30 years      10 years
Principal Amount:                       $6,255,000    $3,775,000
Interest:                               5.89%         7.45%
Amortization Provisions:                Yes           Yes
Prepayment Provisions:                  No            No
Maturity Date:                          2031          2011
Balance due at Maturity                 $6,255,000    $2,540,000

Terms of any lease:                     None
Options to sell:                        None

Renovations Description:                Property is stabilized.  No major
                                        renovation is planned.
Estimated Cost:                         N/A
Method of Financing:                    N/A

Competitive Conditions:                 Property is above average for area

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2001    2000    1999    1998    1997
                                        ----------------------------------------
                                        97%      95%     94%     91%     93%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential, Individual families
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2001    2000    1999    1998    1997
                                        ----------------------------------------
     1 Bedroom                          $8,298  $7,318  $6,741  $6,134  $5,582
     2 Bedroom                           9,240   9,504   8,755   7,967   7,250
     3 Bedroom                          11,196  10,397   9,577   8,715   7,930


Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            193,775
Annual rental represented by such
leases:                                 $1,730,064
Percentage of gross annual revenue
represented by such leases:             98%, balance is laundry, late fees,
                                        misc. charges

Property Depreciation
Federal Tax Basis:                      In accordance with SFAS No. 109


                                 -- Page 21 --

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

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A



2(b)(vi) St. Charles Townhomes
------------------------------

St. Charles Homes for America, Inc., a wholly-owned subsidiary of the Company, was incorporated on November 30, 2001 in the state of Texas to serve as the general partner of St. Charles Townhomes Partners, L.P., a Texas Limited Partnership. St. Charles Townhomes Partners, L.P. was organized on July 1, 1988 in the state of Texas for the purpose of acquiring, developing and operating St. Charles Townhomes, a 252-unit Affordable Housing apartment complex located in Dallas, Texas.

On November 30, 2001, St. Charles Homes for America, Inc. acquired the general partnership interest of St. Charles Townhomes Partners, L.P. and, pursuant to an Agreement to Invest, invested $400,000 in the Partnership for its partnership interest rights and an additional $100,000 for certain operating expenses.

Since the limited partner's primary financial motivation for participating in the limited partnership was the benefits it would derive from the Low Income Housing Tax Credits, the limited partner has retained 100% of the tax credits and 100% of the profits and losses of the partnership. St. Charles Homes for America, Inc., the general partner of the partnership, owns an aggregate interest of 100% of the cash available from operations and an aggregate interest of 100% in the cash available from the sale of the partnership's asset or refinancing of its debt. In consideration of the Company's overwhelming financial interest, as well as the rights and responsibilities conferred on the Company to manage the affairs of the partnership and the property, the Company treats St. Charles Townhomes Partners, L.P. as a wholly-owned subsidiary.

The following table sets forth the interests of the Company's subsidiary, as General Partner, and the Limited Partner in the St. Charles Townhomes limited partnership:


ST. CHARLES TOWNHOMES            General Partner         Limited Partner
--------------------------------------------------------------------------------
Profits and Losses                   0.0%                   100.0%
Income/Loss Allocation               0.0%                   100.0%
Tax Credits, Profits & Losses        0.0%                   100.0%
Tax Credit Allocation                0.0%                   100.0%
Cash Flow                            100.0%                   0.0%
Residual Value                       100.0%                   0.0%



St. Charles Tax Credit          GP          GP          LP       LP
Allocation                      %         Amount        %       Amount
--------------------------------------------------------------------------------
$  1,229,353                    0.0%     $ 0        100.0%   $1,229,353


                                 -- Page 22 --

After acquiring the property in December of 2001, the Company began an extensive $1,600,000 rehabilitation project. Although no assurance can be given, the Company expects this property to stabilize within 24 months. Current occupancy is 60%.


ADDITIONAL INFORMATION:

Location:                               3969 Altoona Drive, Dallas, Texas 75233
General Character:                      Two-story garden style apartments
Present Use:                            Multi-family residential
Suitability for Use:                    Excellent;  certificate  of  occupancy
                                        is complete and property is rented
Owned/Intended Purchase:                Owned

Mortgages, liens, etc.:                 1st Mortgage
Term:                                   5 Years
Principal Amount:                       $5,000,000
Interest:                               8.5%
Amortization Provisions:                Yes
Prepayment Provisions:                  Yes
Maturity Date:                          June 12, 2003
Balance due at Maturity                 $4,356,762

Terms of any lease:                     None
Options to sell:                        None

Renovations Description:                Property is not yet stabilized.  A major
                                        renovation is currently underway.
Estimated Cost:                         N/A
Method of Financing:                    N/A

Competitive Conditions:                 Property is in a mature urban area that
                                        provides stable occupancy and, upon
                                                         stabilization, will be
                                        comparable to other properties in the
                                        vicinity.

State of Insurance:                     Property is adequately covered for
                                        casualty and liability

Occupancy Rates:                        2001    2000    1999    1998    1997
                                        ----------------------------------------
                                        60%     71%      74%    79%      80%


Tenants occupying 10% or more:          None
Nature of tenant:                       Residential
Principal Business:                     Multi-family, residential rental
Principal Provisions of leases:         12 month residential lease-non-renewable

Effective Annual Rental per Unit:       2001     2000      1999    1998    1997
                                        ----------------------------------------
     2 Bedroom                          $8,208   $8,208   $7,644  $7,500  $6,936
     3 Bedroom                           9,252    9,252    8,616   8,292   7,812

Lease Expirations
Tenants whose leases will expire:       All leases expire in 12 months
Area in square feet covered by
such leases:                            311,844
Annual rental represented by such
leases:                                 $2,337,552


                                 -- Page 23 --

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

Realty Tax Rate:                        N/A
Annual Realty Taxes:                    N/A
Estimated Taxes on any proposed
improvements:                           N/A


2(b)(vi) Beau Rivage
--------------------

On February 19, 2002, the Company (though its wholly owned subsidiary Beau Rivage-Homes for America, LLC) purchased Beau Rivage (formerly "Amalfi"), a 2.83 acre parcel of undeveloped non-operating waterfront land in Fort Myers, Florida for $1,320,000. Beau-Rivage-Homes for America, LLC was incorporated on December 12, 2001 in the state of Florida to construct, own and operate 115 Market Rate units on the property.

Concurrently with the closing of the property, the Company executed a $1,750,000 loan agreement with a commercial lender to finance the purchase. The note matures on May 19, 2003 and accrues interest at a rate of 16%. At closing the lender disbursed $228,105 to a reserve account to fund the first six months of interest. The note is guaranteed by Homes for America Holdings, Inc. and is secured by the property. In December 2001, the Company executed a Development Agreement with The Community Redevelopment Agency of the City of Ft. Myers, Florida whereby the Company is eligible to receive tax increment rebates totaling up to $3,000,000 over a 15 year period as an inducement to undertaking development in a designated community redevelopment area.

The Company estimates a total development cost of $31,198,459, including unit construction costs of $16,357,900, miscellaneous site work, common area and parking construction costs of $3,367,045, architect/engineering costs of $591,736, general conditions of $1,031,717, an Insurance/Bonds/Profit to Builder of $2,694,875, interest of 2,892,376, and sales/marketing costs of $4,263,210. The Company anticipates securing approximately 90% financing: 79% from a construction loan of $24,698,459, and 11% from the sale of the $3,000,000 tax increment rebate from the City of Fort Myers. The Company anticipates investing, or joining in a partnership for an equity investment of, approximately 9% equity in the deal, or $3,500,000, from Company funds.


2(c) Proposed Acquisitions Under Contract
-----------------------------------------

2(c)(i) Yonkers Station Plaza
-----------------------------

Homes For America Holdings, Inc. signed a Land Disposition and Development Agreement with the City of Yonkers Community Development Agency ("Agency"), a public benefit corporation having its principal office in Yonkers, New York on December 21, 2001, to acquire a .36 acre parcel of non-operating undeveloped land in Yonkers, New York on which the Company plans to construct a 70,817 square foot, six-floor Market Rate office building.

                                 -- Page 24 --

As per the terms of the contract, the Company has agreed to purchase the land for $500,000. The Company expects to close and to begin construction of the project within 60 days of the completion of an adjacent 650 space parking garage to be constructed by the City of Yonkers. Completion of the parking garage by the City of Yonkers is expected by December 31, 2002.

The Company estimates a total acquisition and development cost of the Yonkers Station Plaza of $12,500,000, including a purchase price for the land of $500,000, architect and engineering costs of $325,000, construction costs of $7,200,000, tenant improvements of $1,850,619, leasing and marketing costs of $875,000, interest of $500,000, reserves of $477,478 and closing/miscellaneous costs of $771,903. The Company anticipates securing approximately 94% financing:
62% from a construction loan of $7,700,000, 24% from a $3,000,000 loan from the City of Yonkers, which is subordinated to the construction loan, and 8% from a $1,000,000 grant awarded to the Company by the City of Yonkers. The Company anticipates investing approximately 6% equity in the deal, or $800,000, from Company funds.


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




                                 -- Page 25 --

Briar Meadows, a 118-unit Market Rate residential complex located in Dallas, Texas had been purchased for $1,050,000 on December 18, 1998. Royal Crest, a 17 acre parcel of undeveloped Market Rate land in Arlington, Texas had been purchased for $1,200,000, also on December 18, 1998. Please see Part II, Item 7,
Note 3: Discontinued Operations - Sale of Assets for further detail.



3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company is not a party to any material legal proceedings.



4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

During fiscal year 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


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

                                 -- Page 26 --

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



6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

6(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 as a real estate operating company to acquire, develop, rehabilitate/construct and manage residential and multi-use properties throughout the United States. The Company's primary objective is to identify and purchase undervalued properties, which it renovates/constructs, operates and manages as Affordable Housing and Market Rate residential and mixed use properties. These properties are purchased with traditional financing arrangements as well as through a variety of government-sponsored financing arrangements available for properties qualifying as Affordable Housing and/or located in designated redevelopment areas. In addition to the net rental income derived from its portfolio of properties, the Company earns a portion of revenues and profits from transactional fees associated with the acquisition, financing, rehabilitation, construction, operation and possible sale of its acquisitions.

The Company's operations commenced in April 1996. As of the date of this filing, the Company's portfolio consists of six affordable housing properties and one market rate housing property. The six affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), Country Lake (West Palm Beach, Florida) and St. Charles Townhomes, a recently acquired 252 unit apartment


                                 -- Page 27 --
complex in Dallas, Texas. The market rate property, Beau Rivage (formerly "Amalfi"), is a recently acquired 2.83 acre parcel of undeveloped non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units. Two additional properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

In addition, the Company has entered into a purchase and sale agreement to acquire the Yonkers Station Plaza, a .36 acre parcel of undeveloped non-operating land in Yonkers, New York on which the Company plans to construct a 70,817 square foot market rate office building. Although no assurance can be given, the Company expects that eventually approximately seventy percent of its portfolio will be Affordable Housing properties and the remainder will be Market Rate.

The Company generates revenue and profit from the net rental income derived from its properties and the realization of transactional fees. Rental income and related revenues (vending, parking, late fees, etc.) result from the ongoing operation of the Company's rental properties. Cash receipts from these sources occur on a relatively steady basis throughout the year, though fluctuations may occur. Depending on whether the property is owned directly by the Company or through a limited partnership, the Company may earn various transactional fees associated with the acquisition, rehabilitation, management and possible sale of its properties. These fees may include development fees related to projects in designated redevelopment areas, a Builders and Sponsors Profit and Risk
Allowance, or BSPRA, Contractor's Fee, Acquisition Fee, Developer's Fee, Supervisor/Incentive Management Fee, or Management Fee. The Company may also generate revenue from the possible sale of its properties.

The Company was formed in 1996. In 1997, the Company acquired a 386-unit affordable housing property, Willow Pond, in Dallas, Texas. In November 1997, the Putnam Square apartment complex in Bridgeport, Connecticut was acquired, though operations there did not actually begin until January 1998. In December 1998, the Company acquired three additional properties: the 118-unit Briar Meadows apartments in Dallas, Texas; a 120-unit affordable housing property in Elkhart, Indiana, and the 17.7 acre Arlington, Texas site, where approval to construct 210 market rate units was secured. In June, 1999, the Company acquired the 400-unit Lake's Edge apartments in North Miami, Florida. In November 1999, the Company acquired the 192-unit Country Lake apartments in West Palm Beach, Florida. On June 30, 2000, Arlington/Royal Crest (land) and Dallas/Briar Meadows were sold. On November 30, 2001, the Company acquired St. Charles Townhomes, a 252 unit affordable housing complex in Dallas, Texas. On February 19, 2002, the Company acquired Beau Rivage (formerly "Amalfi"), a 2.83 acre parcel of undeveloped non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units.

In addition, the Company has entered into a purchase and sale agreement to acquire the Yonkers Station Plaza, a .36 acre parcel of undeveloped non-operating land in Yonkers, New York on which the Company plans to construct a 70,817 square foot market rate office building.

The following discussion should be read in conjunction with the consolidated financial statements appearing in Part F/S of this form. In accordance with SFAS 131, the Company aggregates the operations of its various operating properties into a single segment for financial reporting purposes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this form may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based on


                                 -- Page 28 --
reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this form, that could cause actual results to differ from those projected. Moreover, as we have been in operation only since 1996, there can be no assurance we will continue to be a commercially viable or profitable business. We have a limited operating history and there can be no assurance that we will be successful in the future.


6(b) Results of  Operations  for the  Twelve  Months  Ended  December  31,  2001
     Compared to December 31, 2000
--------------------------------------------------------------------------------

6(b)(i) Revenues
----------------

Revenues of $8,901,343 reported in 2000 reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and a full 6 months of activity at two properties, Dallas/Briar Meadows and Arlington/Royal Crest (land) through June 30, 2000, when these two properties were sold.

Revenues in 2001 of  $10,358,275,  an increase  of  $1,456,932  (16%) over 2000, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and one month of activity at Dallas/St. Charles through December 31, 2001. The increase in revenues is mostly attributable to real estate development fees, subsidies and other income totaling $1,349,488 in 2001 compared to $638,564 in 2000, a difference of $710,924. (In 2001, the Company earned a $1,000,000 grant from the City of Yonkers (New York) for use in the development of the Station Plaza Building.) Additionally, rental income increased from $8,135,736 in 2000 to $8,963,094 in 2001, a difference of $827,358. This increase is attributable to one month of rental income of $71,344 at Dallas/St. Charles (owned for one month in 2001 but not owned in 2000) and for increased occupancy and rental rates for the remaining five properties.

Transactional fees earned by the Company, including acquisition fees, rehabilitation fees, general partner fees, government-awarded development fees, net gains on settlement claims and other fees associated with the financing, purchase and development of property totaled $1,315,689 in 2001 and $0 in 2000.


6(b)(ii) Expenses
-----------------

Reported expenses in 2000 of $9,410,268 reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and a full 6 months of activity for two properties, Dallas/Briar Meadows and Arlington/Royal Crest (land) through June 30, 2000, when these two properties were sold.

Reported expenses in 2001 of $10,487,139, an increase of $1,076,871 (11%) over 2001, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and one month of activity at Dallas/St. Charles through December 31, 2001. The increase in expenses is mostly attributable to outstanding mortgage interest of $31,256 for one month at Dallas/St. Charles and one month of increased interest expense when both Country Lake and Lakes Edge executed Mezzanine Loan Agreements with a mezzanine lender on December 5, 2001. (Interest expense for Country Lake


                                 -- Page 29 --
was $1,035,670 in 2000 and $1,063,727 in 2001, an increase of $28,057;  interest expense for Lake Edge was $667,680 in 2000 and $965,105 in 2001, an increase of $297,425. The increase in expenses is also attributable to an increase in maintenance and operating expenses at Lake's Edge ($87,819 in 2000 and $324,178, an increase of $236,359), due to mezzanine financing related expenses and property tax and insurance increases at the property.

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

For the year ended December 31, 2000, total operating expenses before interest, depreciation and taxes were $5,142,792. For the year ended December 31, 2001, total operating expenses before interest, depreciation and taxes were $5,671,137. The increase of $528,345 (10%) over 2000 is mostly attributable to maintenance and operating expenses, taxes and insurance expenses which incurred normal increases at all properties with the exception of Lakes Edge, where mezzanine financing related maintenance and operating expenses increased from $87,819 in 2000 to $324,178 in 2001 and property tax and insurance increased from $229,905 in 2000 to $461,716 in 2001.

Depreciation and amortization of $1,646,826 in 2000 reflects a full twelve months' expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as six months' expenses on Dallas/Briar Meadows and Arlington/Royal Crest (land). Depreciation and amortization of $1,797,749 in 2001, an increase of $150,923 (9%) from 2000, reflects a full twelve months' expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as one month's expenses at Dallas/St. Charles.

The Company utilizes accelerated methods of depreciation over a 5 to 10 year life for personal property. Realty is depreciated by the straight-line method over lives ranging from 27.5 to 40 years.

The 2000 interest expense of $2,620,650 was incurred on outstanding mortgages at seven properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as six months expenses' on Dallas/Briar Meadows and Arlington/Royal Crest (land). The 2001 interest expense of $3,018,253, a $397,603 increase (15%) over 2000, was incurred on outstanding mortgages at six properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as one month's expense on Dallas/St. Charles. This increase is mostly attributable to outstanding mortgage interest for one month at Dallas/St. Charles of $31,256 and one month of increased interest expense when both Country Lake and Lakes Edge executed Mezzanine Loan Agreements with a mezzanine lender on December 5, 2001. Interest expense for Country Lake was $1,035,670 in 2000 and $1,063,727 in 2001, an increase of $28,057; interest expense for Lake Edge was $667,680 in 2000 and $965,105 in 2001, an increase of $297,425.


6(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $318,010 at December 31, 2000 and $1,510,624 at December 31, 2001, an increase of $1,192,614 (375%). This increase is primarily attributable to the mezzanine financing activities at Lakes Edge and Country Lake. (Please see the Consolidated Statement of Cash Flows in Part II, Item 7.)

                                 -- Page 30 --

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

There are a number of known events that have or are reasonably likely to have a material impact on short-term or long-term liquidity, including the sales of Dallas/Briar Meadows and Arlington/Royal Crest, the Country Lake and Lake's Edge Mezzanine loans, the proposed development of the Ft. Myers/Beau Rivage property, the proposed rehabilitation of Dallas/St. Charles, and the proposed acquisition and development of the Yonkers/Station Plaza property.

SALE OF ARLINGTON/ROYAL CREST (LAND) AND DALLAS/BRIAR MEADOWS

On June 30, 2000, the Company sold Dallas/Briar Meadows and Arlington/Royal Crest (land) (See Part I, Item 1, Note 3: Discontinued Operations/Sale of Assets.) Operations of these subsidiaries ceased June 30, 2000.

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



                                 -- Page 31 --

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
                                  ===========      ===========      ===========

Please see Part II, Item 7, Note 3: Discontinued Operations - Sale of Assets for further detail.

COUNTRY LAKE AND LAKE'S EDGE MEZZANINE LOANS

In December of 2001, the Company (through two wholly owned subsidiaries) entered into two mezzanine loans pursuant to which it borrowed the amounts of $4,150,000 and $1,000,000 in association with the Lake's Edge and Country Lake properties, respectively. (Please see Part I(g)(iv-v) Lake's Edge and Country Lake for more detail.) The interest rate on the loans, totaling $5,150,000, is 12.51% on a ten year note with a 25 year amortization schedule. Using proceeds from the mezzanine loans, the Company paid off a $1,800,000 note, outstanding borrowings of $570,000 on a line of credit and closing/escrow expenses of $892,001, resulting in a short term increase in liquidity of $1,887,999. The payment of the $1,800,000 note will decrease annual debt service by $288,000, and the payment of the $570,000 of debt will decrease annual debt service by $39,900, a total decrease of $327,900. The addition of the mezzanine loans will result in an increase in annual debt service of $130,932 for Country Lake and $543,368 for Lake's Edge, a total increase of $674,300. The effect of the foregoing debt repayment and the addition of the mezzanine loans is a net increase in annual debt service of $346,400.


PROPOSED DEVELOPMENT OF FORT MYERS/BEAU RIVAGE

The Company estimates a total development cost of $31,198,459 for the Beau Rivage project, including unit construction costs of $16,357,900, miscellaneous site work, common area and parking construction costs of $3,367,045, architect/engineering costs of $591,736, general conditions of $1,031,717, an Insurance/Bonds/Profit to Builder of $2,694,875, interest of 2,892,376, and sales/marketing costs of $4,263,210. The Company anticipates securing approximately 90% financing: 79% from a construction loan of $24,698,459, and 11% from the sale of a $3,000,000 tax increment rebate from the City of Fort Myers. The Company anticipates investing, or joining in a partnership for an equity investment of, approximately 9% equity in the deal, or $3,500,000, from Company funds.


PROPOSED REHABILITATION OF DALLAS/ST. CHARLES

The Company anticipates total capital expenditures for the rehabilitation of St. Charles Townhomes of $7,700,000, including a takeout of the current mortgage and prepayment penalty totaling $5,100,000, rehabilitation costs of $1,600,000, rehabilitation reserves, operating deficit reserves and interest reserves totaling $500,000, and closing costs and miscellaneous fees totaling $500,000. The Company expects to secure approximately 100% financing through a new mortgage in the amount of $7,700,000.

                                 -- Page 32 --

PROPOSED ACQUISITION AND DEVELOPMENT OF YONKERS/STATION PLAZA

The Company estimates a total acquisition and development cost of the Yonkers Station Plaza of $12,500,000, including a purchase price for the land of $500,000, architect and engineering costs of $325,000, construction costs of $7,200,000, tenant improvements of $1,850,619, leasing and marketing costs of $875,000, interest of $500,000, reserves of $477,478 and acquisition fee, closing costs and miscellaneous costs of $771,903. The Company anticipates securing approximately 94% financing: 62% from a construction loan of $7,700,000, 24% from a $3,000,000 loan from the City of Yonkers, which is subordinated to the construction loan, and 8% from a $1,000,000 grant awarded to the Company by the City of Yonkers. The Company anticipates investing approximately 6% equity in the deal, or $800,000, from Company funds.


                                 -- Page 33 --

7. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)
-----------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Homes for America Holdings, Inc.

We have audited the balance sheet of Homes for America Holdings, Inc. (a Nevada Corporation) as of December 31, 2001, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Homes for America Holdings, Inc. as of December 31, 2000, were audited by other auditors whose report dated May 8, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Homes for America Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


Thomas Stephen & Company, LLP
Southlake, Texas
March 15, 2002


                                 -- Page 34 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)


                                   - ASSETS -


                                                     Year Ended     Year Ended
                                                      12/31/01       12/31/00
                                                      (Audited)      (Audited)
--------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents (Note 7) .............  $ 1,510,624  $   318,010
     Accounts receivable-tenants (Note 2l) ..........       84,207       87,718
     Developer subsidies and other fees receivable
     (Notes 2l and 18) ..............................    1,462,198      639,158
     Restricted deposits and funded reserves (Note 8)    1,331,759      973,242
     Prepaid expenses and other current assets ......       50,326      319,153
     Due from officer (Note 4) ......................       54,540       50,500
                                                       -----------  -----------
TOTAL CURRENT ASSETS ................................    4,493,654    2,387,781

INVESTMENTS IN REAL ESTATE-NET
     (Notes 2a, 2g, 5 and 9) ........................   44,359,688   39,396,167
                                                       -----------  -----------

FIXED ASSETS-NET (Notes 2g and 6) ...................       31,019       48,159
                                                       -----------  -----------

OTHER ASSETS
     Restricted deposits and funded reserves (Note 8)      697,997      747,150
     Deferred financing costs-net (Note 2h) .........    2,070,440    1,158,338
     Deferred asset management fee-net (Note 2i) ....       70,079       78,596
     Pre-acquisition costs (Note 2j) ................    1,445,508    1,399,889
     Other assets ...................................       23,118       84,665
                                                       -----------  -----------

                                                         4,307,142    3,468,638
                                                       -----------  -----------

TOTAL ASSETS ........................................  $53,191,503  $45,300,745
                                                       ===========  ===========


See notes to financial statements.

                                 -- Page 35 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                     Year Ended     Year Ended
                                                      12/31/01       12/31/00
                                                      (Audited)      (Audited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Line of credit-bank (Note 11) ..............  $    250,000   $    320,000
     Accounts payable and accrued expenses ......       738,118      1,550,028
     Tenant security deposits ...................       417,989        374,714
     Unearned rent (Note 2l) ....................        70,657         95,190
     Current portion-liabilities applicable to
     investments in real estate (Note 9) ........     1,694,804      5,218,865
     Current portion-notes payable ..............       235,935        948,801
     Income taxes payable (Note 14) .............         5,000        177,000
     Deferred repair expenses (Note 17) .........       109,609              0
     Due to minority partners (Note 19) .........       154,523              0
     Net liabilities of discontinued subsidiaries             0         57,706
                                                   ------------   ------------

TOTAL CURRENT LIABILITIES .......................     3,676,635      8,742,304
                                                   ------------   ------------

LONG-TERM LIABILITIES-NET OF CURRENT PORTION
     Liabilities applicable to investments in
     real estate (Note 9) .......................    45,049,008     32,135,835
     Notes payable (Note 10) ....................        81,833        157,852
     Deferred income taxes (Notes 2k and 14) ....       491,128        954,600
                                                   ------------   ------------
                                                     45,621,969     33,248,287
                                                   ------------   ------------

MINORITY INTERESTS IN SUBSIDIARIES (Note 12) ....       426,927        805,824
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY (Note 13)

     Common stock; $.001 par value; 25,000,000
     shares authorized, 8,310,031 and 8,702,131
     shares issued in 2001 and 2000, respectively         8,310          8,702
     Additional paid in capital .................     1,230,848      1,230,848
     Retained earnings ..........................     3,160,410      2,149,623
     Treasury stock, at cost ....................      (933,596)      (884,843)
                                                   ------------   ------------

TOTAL SHAREHOLDERS' EQUITY ......................     3,465,972      2,504,330
                                                   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $ 53,191,503   $ 45,300,745
                                                   ============   ============

See notes to financial statements.

                                 -- Page 36 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)

                                                     Year Ended     Year Ended
                                                      12/31/01       12/31/00
                                                     (Audited)      (Audited)
-------------------------------------------------------------------------------
REVENUES
    Rental income (note 2l) ........................$  8,963,094   $  8,135,736
    Real estate development fees, subsidies and
    other income (Notes 17 and 18) .................   1,349,488        638,564
    Interest income ................................      45,693        127,043
                                                    ------------   ------------
                                                      10,358,275      8,901,343
                                                    ------------   ------------

EXPENSES
    Administrative expenses ........................   1,807,494      2,622,450
    Maintenance and operating costs ................   1,564,060        918,335
    Utilities ......................................   1,068,096        799,607
    Taxes and insurance ............................   1,231,487        802,400
    Interest expense ...............................   3,018,253      2,620,650
    Depreciation and amortization (Note 16) ........   1,797,749      1,646,826
                                                    ------------   ------------
                                                      10,487,139      9,410,268
                                                    ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
    PROVISION FOR INCOME TAXES .....................    (128,864)      (508,925)
    Minority interest in net loss of consolidated
    subsidiaries ...................................     681,179        583,787
                                                    ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ...........     552,315         74,862
    Provision for income taxes-current (Note 14) ...       5,000              0
    Provision (benefit) for income taxes-deferred
    (Note 14) ......................................    (463,472)        26,000
                                                    ------------   ------------

INCOME FROM CONTINUING OPERATIONS ..................   1,010,787         48,862
                                                    ------------   ------------

DISCONTINUED OPERATIONS
    Income from operations of discontinued
    subsidiary's assets (net of income taxes of
    $42,000 for 2000) ..............................           0         85,478
    Gain on sale of operating assets of subsidiary
  (net of income taxes of $160,000 for 2000)(Note 3)           0        330,202
                                                    ------------   ------------

                                                               0        415,680
                                                    ------------   ------------

NET INCOME .........................................$  1,010,787   $    464,542
                                                    ============   ============

BASIC AND DILUTED INCOME PER SHARE
    Continuing operations ..........................$       0.12   $       0.01
    Discontinued operations ........................                       0.05
                                                    ------------   ------------

                                                    $       0.12   $       0.06
                                                    ============   ============
See notes to financial statements.

                                 -- Page 37 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)

                                                     Year Ended      Year Ended
                                                     12/31/01         12/31/00
                                                     (Audited)        (Audited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................... $ 1,010,787   $   464,342
                                                      -----------   -----------
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization .......................   1,797,749     1,931,872
Compensatory shares .................................           0       100,400
Minority interests ..................................    (378,897)     (695,778)
Deferred income taxes ...............................    (463,472)       51,200
Gain on sale of assets ..............................           0      (490,203)
Gain from insurance proceeds ........................    (315,689)            0
(Increase) decrease-accounts receivable-tenants .....       3,511       (28,293)
(Increase) decrease-accounts receivable-other .......    (827,080)      331,321
(Increase) decrease-prepaid expenses and other
current assets ......................................     268,827       207,790
(Increase) decrease-operating reserve accounts ......    (358,517)      458,751
(Increase) decrease-other assets ....................      61,547             0
Increase (decrease)-accounts payable and accrued
liabilities .........................................    (811,911)      428,449
Increase (decrease)-due to related parties ..........     154,523      (204,126)
Increase (decrease)-tenant security deposits ........      43,275       (19,574)
Increase (decrease)-current real estate liabilitiies      623,289       (97,202)
Increase (decrease)-unearned rent ...................     (24,533)       51,652
Increase (decrease)-liabilities of discontinued
subsidiaries ........................................     (57,706)            0
Increase (decrease)-deferred repair expenses ........     109,609             0
Increase (decrease)-income taxes payable ............    (172,000)      177,000
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ....     663,312     2,667,601
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in rental property .......................  (1,691,150)   (3,405,214)
Capital expenditures ................................           0        (7,890)
Due from officer ....................................           0       (23,000)
Withdrawals from (Additions to) replacement
reserves, net .......................................      49,153       283,236
Preacquisistion costs, net of reimbursements ........     (45,620)   (1,120,006)
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ....  (1,687,617)   (4,272,874)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt ........................           0     4,435,627
Mezzanine loan proceeds .............................   5,150,000             0
Mortgage refinancing proceeds .......................   3,775,000             0
Mortgages retired from loan proceeds ................  (4,340,000)            0
Mortgage principal payments .........................    (223,480)            0
Purchase of treasury shares .........................     (49,145)     (913,988)
Distributions to minority shareholders ..............           0    (1,939,983)
Net proceeds (repayments)-lines of credit ...........     (70,000)      320,000
Long term note proceeds (repayments) ................    (788,885)      197,671
Payments for financing costs ........................  (1,236,573)     (755,062)
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....   2,216,917     1,344,265
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,192,612      (261,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........     318,010       579,018
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .............. $ 1,510,624   $   318,010
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ....................................... $ 3,045,850   $ 2,614,194
                                                      ===========   ===========
Income taxes paid ................................... $         0   $         0
                                                      ===========   ===========

See notes to financial statements.

                                 -- Page 38 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1999 ...................  $     73     $   8,562    $ 2,778,525    $ 1,685,281     $    --      $ 4,472,441

Shares issued in lieu of employees' compensation      --             120         80,280           --            --           80,400

 Issuance of shares in lieu of payment of
     accrued liabilities .......................      --              30         19,970           --            --           20,000

Surrender and retirement of preferred shares ...       (73)         --       (1,618,782)          --            --       (1,618,855)

Purchase and cancellation of shares ............      --             (10)       (29,145)          --            --          (29,155)

Purchase of shares for treasury ................      --            --             --             --        (884,843)      (884,843)

Net income .....................................      --            --             --          464,342          --          464,342
                                                   -----------  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000 ...................      --           8,702      1,230,848      2,149,623      (884,843)     2,504,330
                                                   -----------  -----------   -----------   -----------   -----------   -----------

Cancellation of shares .........................      --            (392)          --             --            --             (392)

Purchase of shares for treasury ................      --            --             --             --         (48,753)       (48,753)
Net Income (Loss) ..............................      --            --             --        1,010,787          --        1,010,787
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001 ...................   $  --       $   8,310    $ 1,230,848    $ 3,160,410   $  (933,596)   $ 3,465,972
                                                   ===========  ===========   ===========   ===========   ===========   ===========



                                 -- Page 39 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1--DESCRIPTION OF BUSINESS:

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

The Company's wholly-owned subsidiaries are:

(i) Glen Hills Homes for America, Inc., a Texas Corporation, which is the General Partner in Dallas/Glen Hills L. P. ("Dallas/Glen/Hills")

(ii) Prairie Village-Homes for America, Inc., an Indiana Corporation, which is the General Partner of Middlebury Elkhart, L.P. ("Prairie Village")

iii. Putnam Homes for America Holdings, Inc., a Connecticut Corporation, which is the General Partner of TVMJG 1996-Putnam Square Limited Partnership ("Putnam")

iv.  Lakes Edge Homes Holdings, Inc., a Florida Corporation ("Lakes Edge")

v. LEHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Lake's Edge transaction ("LEHH")

vi.  Country Lake Homes Holding, Inc., a Florida Corporation ("Country Lake")

vii. CLHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Country Lake transaction ("CLHH")

viii. Homes For America Real Estate Services, Inc., a Texas Corporation ("RES")

ix. St. Charles Homes for America, Inc., a Texas Corporation, which is the General Partner of St. Charles Townhomes Partners, L.P. ("St. Charles")

x.   Briar  Meadows/Homes  for  America,   Inc.,  a  Texas  Corporation  ("Briar
     Meadows") (dissolved in 2001)

xi. Arlington/Homes for America, Inc., a Texas Corporation ("Arlington") (dissolved in 2001)

xii. MD-BI, LLC, a Delaware Corporation, formed in connection with the mezzanine loans made on the Lake's Edge and Country Lake properties, and

xiii.MD-MGR, Inc., a Delaware Corporation, formed in connection with the mezzanine loans made on the Lake's Edge and Country Lake properties.


Glen Hills Homes for America, Inc., Prairie Village-Homes for America, Inc., Putnam Homes for America Holdings, Inc., and St. Charles Homes for America, Inc. ("the general partners") have no other operating activities.

                                 -- Page 40 --

On December 18, 1998, Briar Meadows purchased an apartment property (land and building) located in Dallas, Texas, from an unrelated party for a cost of $1,050,000. The Company financed the entire purchase price (see Note 9). The operations of this rental property are included in the consolidated financial statements from the date of acquisition. See Note 3 regarding sale of this property in 2000.

On December 21, 1998, Arlington purchased a tract of land in Arlington, Texas, from an unrelated party, for an aggregate cost of $1,000,000. The Company financed the entire purchase price (see Note 9). The Company had received approval from the City of Arlington to construct a 210-unit apartment complex and was negotiating for permanent financing for this project. See Note 3 regarding sale of this property in 2000.

On June 30, 1999, Lakes Edge was acquired and simultaneously with this transaction, Lakes Edge purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Dade County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds, which were purchased with the proceeds of a loan, were immediately sold and Lakes Edge recognized a gain of $825,000. The Lakes Edge property, a 400-unit affordable housing complex is located in Florida.

On November 9, 1999, Country Lake purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Palm Beach County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds were purchased with the proceeds of a loan. The Country Lake property is a 192-unit affordable housing complex located in Florida.

During 1999, the Company established a new subsidiary, Homes for America Real Estate Services, Inc., ("RES"). RES began operations in 2000 and provides management services to the Company's other subsidiaries as well as to other unrelated entities.

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


CERTAIN PROVISIONS OF LIMITED PARTNERSHIP AGREEMENTS:

Dallas/Glen Hills, L.P.:

Dallas/Glen Hills, L.P., (Dallas/Glen Hills) was formed in October 1995 and commenced operations in February 1996. The partnership agreement was amended in March 1997 to provide for the withdrawal or reduction in ownership interest of the existing partners and the contribution of capital and the admittance of new partners, with the general partner being Glen Hills Homes for America, Inc., a wholly owned subsidiary of the Company. Dallas/Glen Hills was organized to purchase, rehabilitate and operate the Willow Pond Apartment Project ("the Project") located in Dallas, Texas. The Project received an allocation of low income housing tax credits from the Texas Department of Housing and Community Affairs under Section 42 of the Internal Revenue Code, which regulates the use of the Project as to occupant eligibility and unit gross rent, among other requirements. As such, the Project is required to lease a minimum of 40% of its units to families whose income is 60% or less of the area median gross income. The project must meet the provisions of these regulations during each of 15 consecutive years in order to remain qualified to receive these credits.

                                 -- Page 41 --

Losses, subject to certain provisions, and tax credits are allocated .01% to the general partner and 99.99% to the limited partners. Operating profits, subject to certain provisions, are allocated first to the extent of losses previously allocated then based on cash distributions already made or to be made. However, annual distributable cash flow is first utilized to satisfy loans and certain accrued and unpaid liabilities, in accordance with the partnership agreement, and then to satisfy various fees and obligations to the general partner. Finally, any distributable cash flow remaining after the general partner's fees and obligations are satisfied, is distributed 50.1% to the general partner and 49.9% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 95% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership agreement to the general partner to exclusively manage the affairs of the partnership give the general partner control over the partnership.

Middlebury Elkhart, L.P.:

Middlebury Elkhart, L. P., (Prairie Village) was formed in July 1997 and. in December 1998, acquired a 120-Unit apartment building (including land) in Elkhart, Indiana from an unrelated party, for rental to low income tenants. The original cost of this investment approximated $800,000, which was paid in cash. Rehabilitation of this building was completed in December 2000. Prairie Village has received an allocation of low income housing tax credits from the Indiana Housing Finance Authority under Section 42 of the Internal Revenue Code of 1986, as amended. As such, similar to Dallas/Glen Hills, management is required to lease a minimum of 40% of Prairie Villages units to families whose income, is 60% or less of the area median gross income. Under the terms of an amended partnership agreement dated December 1998, Prairie Village-Homes for America, Inc. became the general partner and has a 1% interest in the partnership.

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual cash flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 80% to the general partner and 20% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 80% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership agreement to the general partner to exclusively manage the affairs of the partnership give the general partner control over the partnership.

TVMJG 1996-Putnam Square Limited Partnership:

TVMJG 1996-Putnam Square Limited Partnership (Putnam Square) was formed in February 1996 for the purpose of acquiring, developing and operating an 18-unit rental housing project in Bridgeport, Connecticut. The housing project has qualified and been allocated low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code of 1986. The general partner, Putnam Homes for America Holdings, Inc., has a 1% interest in the partnership.


                                 -- Page 42 --

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 75% to the general partner and 25% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 75% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the

St. Charles Townhomes Partners, L.P.:

St. Charles Townhomes Partners, L.P.(St. Charles) was formed in July 1988 for the purpose of acquiring, developing and operating a 252-unit rental affordable housing project in Dallas, Texas. The housing project has qualified and been allocated low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code of 1986. The partnership agreement was amended on December 1, 2001 to provide for the withdrawal of the existing general partner and the contribution of capital and the admittance of the new general partner, St. Charles Homes for America, Inc., a wholly owned subsidiary of the Company. St. Charles Homes For America, Inc., has a 1% interest in the partnership.

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid operating liabilities, as set forth in the partnership agreement, then the remainder is distributed 100% to the general partner. The cumulative effect of the distribution priorities is that the general partner receives 100% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to manage the affairs of the partnership give the general partner control over the partnership.

General:

The general partners have also entered into guaranty agreements with the limited partners of each partnership, whereby the general partner has agreed to fund (i) operating deficits (as defined in each agreement) incurred during a specific period and (ii) replacement reserve escrow accounts to meet replacement reserve obligations during the guaranty period.

Other than fees earned from tax credit partnerships pursuant to Section 42 (Tax Credits) as described in Note 2(l) (Revenue Recognition), all fees paid to the general partner have been eliminated upon consolidation.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Real Estate

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. During 2001, $452,775 of interest was capitalized related to the rehabilitation of Lakes Edge and Country Lakes. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.


                                 -- Page 43 --

b.   New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 133--Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as of January 1, 2001. The Company owns no derivative instruments and is not involved in hedging activities, thus the adoption of SFAS 133 has not had any impact the Company's financial position, results of operations, or cash flows.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company does not anticipate that these standards will have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt SFAS 142 effective January 1, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of SFAS 121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

c.       Principles of Consolidation:

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its wholly-owned subsidiaries (which include partnerships in which a subsidiary of the Company is the general partner). While the general partners are entitled to less than 50% of the profits and losses of the limited partnerships, under the partnership agreements their participation in distributable cash flow is in excess of 75%, giving them a dominant financial interest in the partnerships. In addition to the general partners' dominant financial interests, their sole involvement in and responsibility for the financial policies and day-to-day operations of the properties and the rights granted by the partnership agreements to the general partners to exclusively manage the affairs of the partnerships give the general partners control over the partnerships. As such, according to the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," the Company, as the controlling investor, accounts for such investments under the principles of accounting applicable to investments in subsidiaries. See also Note 12 regarding Minority Interests.

All material intercompany balances and transactions have been eliminated in consolidation.



                                 -- Page 44 --

d.   Use of Estimates:

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

e.   Statements of Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

f.   Comprehensive Income:

SFAS 130, "Reporting Comprehensive Income," prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

g.   Property and Equipment:

Land, buildings, furniture and equipment, including investment property, is recorded at cost. Depreciation is computed using the straight-line method as follows:

         Buildings and improvements 27 1/2 - 40 years Land Improvements 15 years Furniture and equipment 5-10 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the years ended December 31, 2001 and 2000 aggregated $1,464,761 and $1,353,208 respectively.

h.   Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. When a permanent loan is refinanced, all remaining unamortized costs related to the previous financing are charged to expense. Accumulated amortization at December 31, 2001 and 2000 aggregated $150,788 and $371,760 respectively. Amortization expense for the years ended December 31, 2001 and 2000 aggregated $324,471 and $285,044, respectively.

i.   Deferred Asset Management Fees:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization at December 31, 2001 and 2000 aggregated $40,677 and $32,160, respectively. Amortization expense for the years ended December 31, 2001 and 2000 aggregated $8,517 and $8,574, respectively.

j.   Pre-Acquisition Costs:

Costs incurred in pursuit of new acquisitions including, but not limited to, professional, consulting, travel and due diligence expenditures, are deferred, pending either the acquisition of the property or the determination by management that a particular property will not be acquired. Certain of these costs may be reimbursed to the Company upon acquisition of the property. Costs


                                 -- Page 45 --
remaining upon the consummation of an acquisition are capitalized and become part of the Company's investment in the related entity. Pursuant to the guidance of Emerging Issues task Force 97-11, internal costs associated with identifying and acquiring a property that will be operating upon acquisition are expensed as incurred. Internal costs related to pre-acquisition activities incurred to identify and acquire a property that will be considered as non-operating upon acquisition, are capitalized as part of the cost of acquisition. Management evaluates the probability of acquiring non-operating properties and capitalizes the related internal costs when the acquisition is reasonably certain. Alternatively, at such time that management determines that acquisition of the property is not feasible, any deferred costs are charged to expense.

At December 31, 2001 and 2000, the Company's pre-acquisition costs were as follows with respect to the pending acquisition of the following properties:

                                                2001    2000
-----------------------------------------------------------------
Billy's Creek, Florida ....................  $419,671  $168,167
Brick Yard, New York ......................   169,827   122,449
Amherst Gardens, New York .................   129,379   113,588
Yonkers Waterfront, New York ..............   496,075   185,889
Odessa, Texas .............................      --      25,000
Lake Crystal, Florida .....................      --     369,889
Villa Americana, Texas ....................   199,159   200,458
Haverford, Kentucky .......................      --     152,715
Mandarin Pines, Florida ...................      --      61,734
Elkhart, Indiana ..........................    31,397      --
                                          ----------- -----------
                                           $1,445,508 $ 1,399,889
                                          =========== ===========

k.   Income Taxes:

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

l.   Revenue Recognition:

Rental income is recognized, on a straight-line basis, as rent becomes due. Rental payments received in advance are deferred until earned. The Company does not believe that an allowance for doubtful accounts is necessary at this time.

When the Company acquires a rental property that is eligible for tax credits, it establishes a limited partnership in which a limited partner makes a capital contribution to purchase the use of Section 42 tax credits and tax losses generated by depreciation. The limited partner, by making its capital contribution, is eligible for a proportionate share of these credits and tax losses represented by its equity interest in the limited partnership.

In 1998, when the Company acquired Prairie Village, which was allocated tax credits in 1998, it established the Middlebury/Elkhart Limited Partnership. A limited partner paid a capital contribution to the partnership to purchase 99.9% of the tax credits and 99.9% of the losses of the partnership. In accordance with the amended partnership agreement, after the limited partner made its


                                 -- Page 46 --
capital contribution, the Middlebury/ Elkhart partnership subsequently paid a "Guaranteed Payment" to the Company (through its wholly owned subsidiary Prairie Village Homes For America, Inc.) for its services relating to the development, construction, and attainment of the tax credits.

When the Middlebury/Elkhart limited partnership paid Prairie Village Homes For America, Inc. the Guaranteed Payment, Prairie Village Homes For America, Inc. recorded the payment as income in 1998, the year the fee was earned. Under consolidation such a fee would normally be eliminated. However, fees paid from the partnership to the general partner as an expense to the partnership result in substantive increases to the partnership's losses. These losses are borne as if by a third party, since the limited partner, not the limited partnership, always retains in excess of 99% of those losses. Conversely, the general partner always retains less than 1% of the tax credits and losses, at least 75% of the cash flow from the property and at least 70% to 90% of the residual property value (after return of capital). Accordingly, the general partner records such fees as income and the Company does not eliminate them upon consolidation. The Company recognized no such fees as income during 2000 and 2001.

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

m.   Earnings Per Share:

Basic and diluted earnings per share have been computed according to the standards of SFAS No. 128, "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

                                      2001           2000
--------------------------------------------------------------
Basic/diluted earnings per share:

Income from continuing operations   $1,010,787    $   48,662

Less: Preferred stock dividend
requirement ......................        --            --
                                   ------------   ------------
Income from continuing operations
available to common shareholders .  $1,010,787    $   48,662
                                   -----------    ------------
Weighted average common stock
outstanding for basic earnings per
share ............................   8,506,081     8,666,986

Assumed conversion of cheap
warrants .........................        --            --

Assumed conversion of convertible
Preferred stock ..................        --            --
                                   ------------   ------------
Weighted average common stock
outstanding for diluted earnings
per share ........................   8,506,081     8,666,986
                                   ============   ============

                                 -- Page 47 --

n.   Investment in Joint Venture:

During 1999, the Company formed a 50/50 joint venture with another entity. The Company's investment in this joint venture, which has been established as a limited liability company, is being reflected under the equity method of accounting. At December 31, 2001 and 2000, the Company's investment has been written down to $-0-.

o.   Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of investments approximates fair market value. The carrying amount of long-term debt approximates the estimated fair value of debt and is based on borrowing rates currently available with similar terms and average maturities.

The partnership estimates that the fair value of all its financial instruments does not differ materially from their aggregate carrying values in the accompanying balance sheet. The estimated fair value amounts have been determined by the partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. None of the financial instruments are held for trading purposes.

p.   Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 was effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

q.   Reclassifications:

Certain reclassifications have been made to the 2000 financial statements to correspond to the presentation used in 2001.


NOTE 3--DISCONTINUED OPERATIONS --SALE OF ASSETS:

From time to time in the normal course of business, the Company may recognize a gain from the sale of an asset. Such gains are recognized when the sale of the asset is consummated.

On June 30, 2000, the Company reported a gain of $490,202 (a net gain after taxes of $330,202) on the sale of the properties owned by Briar Meadows and Arlington. The properties were sold on June 30, 2000 for a purchase price of


                                 -- Page 48 --

$4.8 million to a group of holders (collectively, the "Investors") of its common stock, preferred stock, warrants and promissory notes. The two properties were sold for consideration of:

a.   The Investors'  assumption of the mortgage  obligations on the  properties:
     $1.5 million for Briar Meadows and $1.2 million for Arlington totaling $2.7 million.

b. The Investors' surrender and release to the Company of all common stock (valued at $461,093) (See note 1 below), preferred stock (valued at $1,618,855) (see Note 13), warrants (valued at $645,052) (See note 2 below), and promissory notes totaling $575,000 issued to them by the Company, valued collectively at $3.3 million, and;

c. The Company issued to the Investors a new promissory note in the amount of $1.2 million bearing interest at 9.5% per annum with a March 15, 2001 maturity date. This note was paid in full in July 2001.

----------

1. 385,000 shares of common stock were valued at $461,093, or approximately $1.20 per share. The fair value determination of $1.20 per share reflects the value agreed to by the unrelated third party accredited Investors.

2. 30,000 warrants, which were issued to an unrelated third party accredited Investor in 1998 and exercisable at a price of $1 per share, were retired in the June 30, 2000 sale of Briar Meadows and Arlington (land). Additionally, two of the accredited Investors were the holders of two promissory notes, each in the amount of $225,000, with repayment provisions that included, in addition to repayment in cash of the full amount of the loans, the receipt of options or warrants, as mutually agreed, for 75,000 shares of common stock each, exercisable at a price of $1 per share and expiring five years from the date of repayment. The Company valued the right to exercise these warrants, along with the 30,000 warrants issued in 1998, at $645,052, or approximately $3.58 per warrant. The warrants were valued at $3.58 based on the Company's then-anticipated listing of its common stock on a public exchange and expected trading value thereof in the range of $4-$5 per share. The Company believed that the Investors' future exercise of the warrants (at $1 per share) would be disadvantageous to the Company.


According to APB 29, the transfer of a non-monetary asset to reduce ownership interests should be recorded at the fair value of the asset surrendered when that value is more clearly evident than the fair value of the asset received. In the June 30, 2000 sale of the Dallas/Briar Meadows and Arlington/Royal Crest properties to Company stockholders, the fair value of the properties is more clearly evident than the fair value of the consideration received (in particular the fair value of the preferred stock and warrants) and, as per APB 29, the accounting basis was the fair value of the asset surrendered.

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

                                 -- Page 49 --

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



NOTE 4--DUE FROM OFFICER:

As of December 31, 2001 and 2000, an officer had an outstanding loan payable to the Company in the amount of $50,500. This loan is due on demand and bears interest at an annual rate of 8%.


                                 -- Page 50 --

NOTE 5--INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:



                                       2001            2000
----------------------------------------------------------------
Buildings and improvements ......  $ 40,159,223   $ 31,667,053

Furniture, fixtures and equipment     3,286,651      3,047,625

Construction in progress ........          --        2,679,822
                                   ------------    ------------
                                     43,445,874     37,394,500

Less accumulated depreciation ...    (5,187,388)    (3,086,897)
                                   ------------    ------------
                                     38,258,486     34,307,603
Land ............................     6,101,202      5,088,564
                                   ------------    ------------
                                   $ 44,359,688   $ 39,396,167
                                   ============    ============


In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company evaluates, on an ongoing basis, the carrying amounts of its investments in real estate (and fixed assets - see Note 6) to determine if there has been any impairment of those carrying values. If impairment is found to exist, it is the Company's policy to recognize such impairment at that time.

The Company utilizes various methods to measure the carrying value of its real estate assets to determine if impairment has occurred, including:

a. Reviewing the market value of a property through the use of outside, independent appraisals often conducted prior to securing a purchase and sale agreement and also upon the refinancing of the Company's acquisitions.

b. Assets are routinely monitored for significant physical changes. Particular concern is given to maintaining and upgrading the properties to keep them competitive in their respective market places. Again, these are issues that are of great concern to lenders. The Company expends a great deal of resources in maintaining the physical integrity of the assets and, in fact, has established a variety of renovation and rehabilitation escrows for that purpose.

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


                                 -- Page 51 --

In the event that any adverse events are identified that, in the judgment of the Company, impair the carrying value of the asset, it is the Company's policy to determine the carrying value of the asset by estimating the sum of future cash flows (undiscounted and without interest charges) and measure it against the current carrying value of the asset. If the sum of the future cash flows is less than the carrying value of the asset, then all impairment loss is recognized in accordance with the requirements of SFAS 121.

Through December 31, 2001, there has been no such impairment.


NOTE 6--FIXED ASSETS:

Fixed assets consist of the following:


                                     2001            2000
-----------------------------------------------------------

Office Equipment                   $ 89,500     $ 89,500
Less: accumulated depreciation      (58,481)     (41,341)
                                    --------     --------
                                    $31,019      $48,159
                                    ========     ========


See also Note 5 regarding impairment.


NOTE 7--CONCENTRATIONS OF RISK

The partnerships maintain their cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. At December 31, 2001 the balances in three accounts exceeded federally insured limits by $1,115,456. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.


NOTE 8--RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements and loan agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement, As of December 31, 2001 and 2000, restricted deposits and funded reserves consist of the following:


                                             2001        2000
----------------------------------------------------------------
CURRENT ASSETS:
Tax and escrow reserves ...............  $  360,939  $  287,722
Operating reserves ....................     268,886     358,122
Debt Service reserves .................     701,934        --
Restricted mortgage funds (Note 8) ....        --       327,398
                                         ----------  ----------
                                          1,331,759  $  973,242
                                         ----------  ----------
OTHER ASSETS:
Replacement and Rehabilitation reserves     697,997     747,150
                                         ----------  ----------
TOTAL .................................  $2,029,756  $1,720,392
                                         ==========  ==========


                                 -- Page 52 --

NOTE 9--LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                     2001            2000
------------------------------------------------------------
Mortgage loans payable .......  $ 19,875,147   $ 15,551,521
Bond mortgage loans payable ..    25,547,197     21,105,000
                                ------------   ------------
                                  45,422,344     36,656,521
Less: Non-current portion ....   (45,049,008)   (32,135,835)
                                ------------   ------------
                                     373,336      4,520,686
Due to reserve accounts ......       278,000           --
Accrued interest payable .....       370,815        132,853
Accounts payable - acquisition          --          105,184
Real estate taxes payable ....       672,653        460,142
                                ------------   ------------
Current portion of liabilities  $  1,694,804   $  5,218,865
                                ============   ============

On February 9, 1996, Dallas/Glen Hills entered into a mortgage loan agreement for $5,350,000. The mortgage accrued interest at a rate of 8.25% per annum with monthly principal and interest payments of $42,182. The note, with an original maturity date of March 1, 2011, was retired during 2000 upon refinancing. In 1996, Dallas/Glen Hills also funded a debt reduction escrow account in the amount of $1,500,000 to be applied against the outstanding loan balance upon refinancing. On September 13, 2000, Dallas/Glen Hills paid a $675,000 mortgage prepayment fee from proceeds of the refinancing transaction to retire the mortgage prior to maturity.

On September 13, 2000, Dallas/Glen Hills executed a $6,450,000 loan agreement (the "Mortgage Loan") with a commercial lender to refinance the Project's debt. Commencing November 2000, monthly principal and interest payments of $47,283 are due until October 12, 2012 (the "Maturity Date"), when all remaining principal and interest is payable in full. Interest accrues at a rate of 7.99% per annum.

Prairie Village, in December 1998, entered into a $3,236,900 mortgage loan with a lender relating to the issuance of a total of $3,230,000 in Mortgage Revenue Refunding Bonds, issued by the City of Elkhart, Indiana. As of December 31, 1999, the Company had drawn down $2,007,023, with the balance of $1,229,877 held in an escrow account that was released in 2000 upon completion of the rehabilitation of this project. The loan bears interest at an annual rate of 5.85%, with monthly payments of interest only through June 2000. Monthly principal and interest payments of $19,096 commenced in July 2000 and are payable for 30 years until final maturity on May 1, 2030. The loan agreement requires monthly payments of principal and interest sufficient to meet sinking fund requirements for payments of amounts due under the bonds based on their varying maturities and interest rates.

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. As of December 31, 2001, the Partnership has not had sufficient operating cash flow to make principal payments. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of December 31, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000


                                 -- Page 53 --
in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

In September 1999, Briar Meadows entered into a loan agreement with a bank and received proceeds in the amount of $1,500,000, with an original maturity date of January 31, 2001. The proceeds from this loan were used to repay (i) a 15.25%
note in the amount of $500,000, with an original maturity date of June 17, 2000 and (ii) the balance outstanding under a term note in the amount of $832,463. The loan accrues interest at the lesser of the "Applicable Rate" or the "Maximum Lawful Rate", both terms as defined in the agreement. The $1,500,000 note was assumed by third party investors (see Note 3) when this property was sold in June 2000.

Arlington was obligated under a promissory note in the amount of $1,200,000, with an original maturity date of June 17, 2000. This note accrued interest at an annual rate of 15 1/4%, which was payable monthly. The $1,200,000 note was assumed by third party investors (see Note 3) when this property was sold in June 2000.

In October 1999, Lakes Edge entered into a $14,850,000 loan agreement with a bank to refinance the project's debt in connection with the issuance of $14,850,000 Non-Taxable Multifamily Mortgage Revenue Refunding Bonds Series 1999D-1 issued by the Housing Finance Authority of Miami-Dade County, Florida. Monthly interest only payments of $85,388 at 6.9% per annum are payable until September 2010, when principal payments sufficient to meet bond sinking requirements commence. The note matures in May 2035 and is secured by the project's rental property.

In October 1999, Lakes Edge entered into a $1,400,000 loan agreement with a Bank to refinance the project's debt in connection with the issuance of $1,400,000 Taxable Multifamily Mortgage Revenue Refunding Bonds Series 1999D-2 issued by the Housing Finance Authority of Miami-Dade County, Florida. Monthly principal and interest payments of $19,026 are payable at the rate of 11% per annum. The note matures in August 2010 and is secured by the project's rental property. Proceeds of this note were held in escrow and released as rehabilitation work was completed on Lakes Edge during 2000 and 2001.

In November 1999, Country Lakes entered into a loan agreement with a mortgage company and received proceeds in the amount of $1,800,000. Interest accrued monthly at the rate of 16% per annum, and principal payments of $25,000 per month began in May 2000. The note, which matured in May 2001, was paid in full on December 5, 2001 from proceeds of the Lakes Edge Mezzanine Loan transaction described below.

Country Lakes entered into a loan agreement with a financial institution for a term loan in the amount of $2,540,000. Interest on this loan accrues at the rate of 13% per annum until the loan matures on July 1, 2018. This loan was paid in full on June 21, 2001 from proceeds of the $3,775,000 Fannie Mae Multifamily Note described below.

On June 21, 2001, Country Lakes executed a $3,775,000 Fannie Mae Multifamily Note to refinance the project's debt. Commencing July 2001, monthly principal and interest installments of $32,683 are payable until June 2011, when all remaining principal and interest is due. The note accrues interest at an annual rate of 7.45% and is secured by the project's rental property.

On June 1, 2001, Country Lakes executed a $6,255,000 Multifamily Note to refinance the project's debt in connection with the issuance of $6,255,000 Multifamily Housing Mortgage Revenue Refunding Bonds Series 2001 issued by the Authority. During 2001, Country Lakes paid a $250,200 prepayment fee to retire the previous mortgage and recorded the fee as interest expense during 2001.


                                 -- Page 54 --

Interest only monthly payments of $30,701 (initially at 5.89% per annum) commence in June 2001 and are payable until May 2011. Commencing June 2011, principal and interest payments are payable in 240 monthly installments at a mortgage note interest rate then in effect. All unpaid principal and interest are due May 2031. The mortgage is secured by the project's rental property.

On December 5, 2001, the Company executed Mezzanine Loan Agreements with a mezzanine lender in the amounts of $4,150,000 for Lakes Edge and $1,000,000 for Country Lakes (the "Mezzanine Loans"). Proceeds of the Mezzanine Loans were used to retire the $1,800,000 Country Lake mortgage and provide operating capital for the rental properties.

The mezzanine loans are secured by pledged ownership and distribution interests of the respective subsidiaries and Company officer guarantees. Additionally, the Company has executed Mezzanine Cash Management Agreements whereby excess distributable operating cash is swept into collateral accounts controlled by the mezzanine lender to service the respective properties' first, second and third mortgages. All mezzanine loan security interests are subordinate to the first and second mortgage loans on Country Lake and Lakes Edge.

The mezzanine loans accrue interest at 12.51%, are amortized over 25 years and mature June 2011 and June 2013 for the Lakes Edge and Country Lake loans, respectively. On January 2, 2002, monthly principal and interest payments of $45,281 and $10,911 commence on the Lakes Edge and Country Lake mezzanine loans, respectively.

The aggregate maturities of mortgage loans payable for the next five years are $373,336 in 2002, $416,684 in 2003, $453,083 in 2004, $495,951 in 2005, $541,444
in 2006 and $43,141,846 thereafter.


NOTE 10--NOTES PAYABLE:

Notes payable consists of the following:


                                                        2001          2000
-----------------------------------------------------------------------------
9% installment note payable secured
by the ownership rights in Dallas/Glen Hills
payable in monthly installments of $6,772,
including interest, maturing in 2004 ...............  $  150,804  $  348,653

9-1/2% note payable due in 2001 ....................        --       699,000
Trade acceptance drafts payable ....................     107,964
8% notes payable to Company officers ...............      59,000      59,000
                                                      ----------  ----------
                                                         317,768   1,106,653
Less; current Maturities ...........................     235,935     948,801
                                                      ----------  ----------
                                                      $   81,833  $  157,852
                                                      ==========  ==========


The aggregate maturities of notes payable as of December 31, 2001, for the next five years are $235,935 in 2002, $77,037 in 2003, $4,796 in 2004 and $0
thereafter.


NOTE 11--BANK CREDIT LINE:

In November 2000, the Company entered into an unsecured line of credit with a bank that provides for maximum borrowings of $750,000. This line of credit, which expires on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $0 and $320,000 as of December 31, 2001 and 2000, respectively. This line of credit was paid in full in December 2001.

                                 -- Page 55 --

In July 2001, the Company entered into an unsecured loan agreement with a Bank in the amount of $250,000, which bears interest at an annual rate of 5.75%. Outstanding borrowings were $250,000 as of December 31, 2001.


NOTE 12--MINORITY INTERESTS:

Four wholly owned subsidiaries of the Company are the general partners of four separate limited partnership entities (see Note 1). The partnerships were established for the purpose of acquiring rental properties, which are controlled and managed by the Company. For financial reporting purposes, the financial statements of the partnership entities are included in the Company's consolidated financial statements due to the control over its entities (see Note
2c).

The minority interests represent the equity investment by the investor limited partners in the limited partnerships that own specific properties. Under the terms of the various partnership agreements, the limited partners are typically allocated 99% of the taxable income or loss. Cash flow from the partnership property is allocated 75% or more to the general partner, and residual value is allocated 80% or more to the general partner. Operating control of the properties rests solely with the general partner. The limited partners'
interests in the partnerships have been recorded as minority interest liabilities (net of offsets for the limited partners' investment cost to be eligible for tax credits.


NOTE 13--SHAREHOLDERS' EQUITY:

The Company's authorized capital consists of 25,000,000 shares of common stock, $.001 par value.

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of December 31, 2001, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of December 31, 2001, no options have been granted under this plan.

The Company granted options to purchase 100,000 shares of common stock to an officer of the Company. These options, which were not granted under either of the plans described above, and were to be reflected under APB 25 (see Note 2(p)), vest quarterly in the first year of the officer's employment and were exercisable at $ 1.00 per share. These options were cancelled in 2000, prior to the issuance of year end December 31,1999 financial statements, when the officer's employment with the Company was terminated. Accordingly, pro forma data as required by SFAS 123 is not provided.

                                 -- Page 56 --

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

The preferred shares were convertible at the option of the holder at any time after 30 days from the date of the Closing of any underwritten public offering by the Company into a number of shares equal to $25 divided by the conversion price. The conversion price was equal to the lower of (i) $15.00; or (ii) 80% of the average of the last reported sales prices of the Common Stock for the ten trading days immediately preceding the date of Conversion (but not less than $10.00) subject to certain anti-dilution adjustments. The conversion price of the preferred stock was determined by an unrelated third party placement agent and was confirmed with the purchase of the securities by unrelated third party accredited investors. There was no beneficial conversion feature as defined by EITF 98-5. Redemption of the Series A Preferred stock was at the Company's option, upon 30 to 60 days' notice to the holders, at a redemption price equal to $25 plus accrued and unpaid dividends. Quarterly dividends which accrued from the date of original issue were payable in cash when declared by the Company's Board of Directors.

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

In December 2000, the Company issued 30,000 shares of common stock in settlement of $20,000 of accrued liabilities. The shares issued in this transaction were valued at $0.67/share based on the fair value of consideration received (FASB
123). Under FASB 123 guidance, the Company issued equity instruments to acquire services from an unrelated third party. The fair value determination of $0.67


                                 -- Page 57 --
per share to settle accrued liabilities reflects the value agreed to by the unrelated third party.

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


NOTE 14--INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following;

                                        2001        2000
------------------------------------------------------------
    Current tax expense
    Federal .......................       --          --
    State .........................  $   5,000        --
    Deferred tax expense (benefit):
    Federal .......................   (463,472)  $  23,056
    State .........................       --         3,144
                                     ----------  ----------
    Total expense (benefit) .......  $(458,472)  $  26,200
                                     ==========  ==========


The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                            2001          2000
---------------------------------------------------------------
Current deferred tax asset-conversion of
accrual to cash                            $ 287,258   $    --
                                           ----------  ----------
Total current deferred tax assets .......    287,258        --
                                           ----------  ----------
Current deferred tax liability-conversion
of accrual to cash                          (663,639)   (954,600)

Non-current deferred tax liability
Tax over book depreciation ..............   (114,747)       --
                                           ----------  ----------
Total deferred tax liabilities ..........   (778,386)   (954,600)
                                           ----------  ----------
Net deferred tax liability ..............  $(491,128)  $(954,600)
                                           ==========  ==========


NOTE 15--COMMITMENTS AND CONTINGENCIES:

a.   Consulting and Employment Agreements-Officers:

The Company has entered into a five-year agreement with a corporate entity, which owns 1,674,500 shares of the Company's common stock, for services to be


                                 -- Page 58 --
provided by an employee of this entity. This individual also serves as the Chief Operating Officer of the Company, primarily responsible for identifying and consummating new acquisitions, Under the terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. This agreement is renewable annually upon expiration, at similar terms. During 2001, the Company capitalized $161,456 of consulting fees paid to this related party (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Billy's Creek, Florida property. Additionally during 2001, this related party entity earned consulting fees totaling $80,975 ($55,975 was paid in January
2002) for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying consolidated balance sheet.

The Company has entered into a five-year employment agreement with its Chief Executive Officer for his services as such. The agreement commenced August 1, 1998 and continues to July 31, 2003. Under the terms of the agreement, the monthly compensation is $15,500 through December 11, 1998, with annual increases of not less than 5% effective in January of each year. The individual has chosen to have such payments made to a corporation controlled by him. During 2001, the Company capitalized $170,177 of consulting fees paid to this corporation (into pre-acquisition costs) for services related to the acquisition of the Yonkers, New York property. During 2001, this corporation earned additional consulting fees totaling $88,475 ($55,975 was paid in January 2002) for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying balance sheet.

b.   Operating Deficit Guarantees:

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

In the Middlebury Elkhart limited partnership, the General Partner provided an operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following any month for which revenues equal or exceed operating expenses. Upon breakeven, which occurred on March 1, 1999, the guaranty is limited to $120,000. The guaranty is to be released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which (1) the permanent-financing phase has begun,
(2) legal occupancy is secured for all units, and (3) at least 90% of the units are occupied.)

In the St. Charles Townhomes limited partnership, the Company may be obligated to make credit deficit payments to the limited partner in the event the scheduled amount of low-income housing tax credits projected are not delivered to the limited partner through the 2009 tax year. The Company does not


                                 -- Page 59 --
anticipate any tax credit shortfalls. Additionally, the Company may be liable for payment of up to $100,000 for operating trade accounts payable incurred prior to the admittance of the Company as general partner.

c.   Legal Matters:

In January 2001, a mortgage broker commenced an action against the Company alleging damages in the approximate amount of $250,000 in claims of breach of contract, fraud and related claims. Counsel to the Company answered this complaint, the Company defended itself vigorously against these allegations and, subsequent to December 31, 2001, reached a final settlement to the plaintiff in the amount of $12,000.

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

d.   Operating Leases

On April 22, 1999, the Company entered into a three-year lease for office space. Rental commitments under said lease are as follows: $13,373 in 2002.


NOTE 16--CHANGE IN ACCOUNTING ESTIMATE:

Beginning in 2001, the Company changed the useful lives of its West Palm Beach/Country Lake and Miami/Lake's Edge properties from 27 years to 40 years and furniture, fixtures and equipment from 5 or 7 years to 10 years in order to more accurately reflect the assets' reasonable useful lives. Excess depreciation recorded prior to 2001 in the amount of $353,652 ($.04 per share) is being amortized over the remaining useful life of 38 years and $61,115 ($.007 per share) is being amortized over the remaining useful life of 8 years. This change results in a cumulative net income adjustment of $9,146 ($.0011 per share) for the twelve months ended December 31, 2001.


NOTE 17--OTHER INCOME

In the first quarter of 2001, the Company filed an insurance claim for reimbursement for roof damages sustained at the Lakes Edge property from which proceeds in the amount of $677,192 were received in November, 2001. A net gain of $315,689 was recognized in 2001 when the claim was settled and the related expense for repairs was determined. This gain is not of an unusual nature given the environment in which the company operates and has been classified as other income on the accompanying consolidated statement of operations. The Company has recorded deferred repair expenses of $109,609 at December 31, 2001 related to anticipated repair expenses which had not been incurred as of December 31, 2001.


NOTE 18--DEVELOPMENT SUBSIDIES

From time to time in the normal course of business, the Company may earn development grants or other subsidies and fees related to developing projects in designated redevelopment areas.

                                 -- Page 60 --

In December 2001, the Company received a $1,000,000 Economic Development Initiative Grant ("EDI Grant") from the City of Yonkers (New York) for use in the development of the Station Plaza Office Building in the City of Yonkers Urban Renewal Project. Under terms of a Land Disposition and Development Agreement (LDDA Agreement), proceeds of the grant are to be used for any appropriate hard or soft costs incurred during the pre-development, development and construction of the project. The Grant is not conditioned upon or subject to the fulfillment or completion of the obligations of the Company as set forth in the LDDA Agreement. The Company has recorded the $1,000,000 grant receivable as income in 2001 under the guidance of FASB 116, Accounting for Contributions Received and Contributions Made.


NOTE 19-SUBSEQUENT EVENT-FT. MYERS LAND PURCHASE

On February 19, 2002, the Company purchased for $1,320,000, land to be used for the development of a 21-story condominium project in Ft. Myers Florida. The project ("Billy's Creek" or "Beau Rivage") will be developed by a newly formed wholly owned subsidiary, Beau Rivage-Homes for America, LLC. Concurrent with the closing of the property, the Company executed a $1,750,000 loan agreement with a commercial lender to finance the purchase. The note matures on May 19, 2003 and accrues interest at a rate of 16%. At closing the lender disbursed $228,105 to a reserve account to fund the first six months of interest. The note is guaranteed by Homes for America Holdings, Inc. and is secured by the property. In December 2001, the Company executed a Development Agreement with The Community Redevelopment Agency of the City of Ft. Myers, Florida whereby the Company is eligible to receive tax increment rebates totaling up to $3,000,000 over a 15 year period as an inducement to develop in a designated community redevelopment area.


NOTE 20--DUE TO MINORITY PARTNERS

Due to minority partners on the accompanying December 31, 2001 consolidated balance sheet represents $154,523 of administrative management fees and cash flow/refinancing distributions payable to minority limited partners in accordance with Partnership Agreement provisions.


                                 -- Page 61 --

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
--------------------------------------------------------------------------------

In March of 2002, our Board of Directors determined that it would be in our best interests to dismiss our independent accountant and auditors, Lazar Levine & Felix, LLP, which acted as our independent accountant and auditors with respect to our financial statements for the three fiscal years ended December 31, 1998, 1999 and 2000. Lazar Levine & Felix, LLP was dismissed on March 5, 2002. The replacement of Lazar Levine & Felix, LLP was recommended and approved by our Board of Directors and is not the result of any disagreement with Lazar Levine & Felix, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

During the three fiscal years 1998, 1999 and 2000, no report issued by Lazar Levine & Felix, LLP contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the three fiscal years 1998, 1999 and 2000, and subsequent periods, there was no disagreement with Lazar Levine & Felix, LLP regarding accounting principles, internal controls or practices, financial statement disclosure, auditing scope, procedure or any other matter.

Homes For America has provided Lazar Levine & Felix, LLP with a copy of the disclosure made under this Part I, Item 13. Lazar Levine & Felix, LLP has in turn furnished a letter addressed to the Commission confirming their review of and agreement with the Company's statements. This letter has been filed as
Exhibit 16.1 to the Company's registration statement.

In March of 2002, our Board of Directors determined that it would be in our best interests to retain the services of Thomas Stephen & Company, LLP to replace Lazar Levine & Felix, LLP as our independent accountant and auditors. Thomas Stephen & Company, LLP was engaged on March 11, 2002.

The Company has not consulted with Thomas Stephen & Company, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor was any written or oral advice provided to the Company that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issue. The Company did not consult the new accountant regarding any disagreement or event with the former accountant.

No report issued by Thomas Stephen & Company, LLP contains any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with Thomas Stephen & Company, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute between the Company and Thomas Stephen & Company, LLP with respect to our status as a "going concern."

Homes For America has provided Thomas Stephen & Company, LLP with a copy of the disclosure made under this section.


                                 -- Page 62 --

                                    PART III
================================================================================

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


9(a) Directors and Executive Officers, Promoters and Control Persons
--------------------------------------------------------------------

The following is information concerning the directors and executive officers of the Company.

NAME                        AGE   OFFICE
----------------------------------------------------------------------------
Robert A. MacFarlane        58    Chairman of the Board, President, and
                                  Chief Executive Officer
----------------------------------------------------------------------------
R. Karim Chowdhury          45    Director, Secretary/Treasurer and
                                  Chief Financial Officer
----------------------------------------------------------------------------
Robert M. Kohn              51    Director and Chief Operating Officer
----------------------------------------------------------------------------
Joel Heffron                64    Director
----------------------------------------------------------------------------
Daniel G. Hayes             44    Director
----------------------------------------------------------------------------


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

Robert M. Kohn has been the Chief Operating Officer and a director of the Company since 1998 and became the President of Homes For America Real Estate Services in 1999. From 1996 to present, Mr. Kohn has also been the President of


                                 -- Page 63 --

International Business Realty & Consultants, LLC ("IBRC"), a consulting company and one of the Company's shareholders. Mr. Kohn performs consulting services related to the purchase, acquisition and management of the Company's properties on behalf of IBRC. From 1979 to 1996, he was the President of real estate companies Alfred Kohn Realty Corporation and Schuyler Realty. In 1986, Mr. Kohn became the managing partner of Kohn Belson Associates, managing in excess of 22,000 apartments. Mr. Kohn has orchestrated the financing and acquisition of thousands of multi-family housing units, converted in excess of $100 million of rental properties and warehouses into residential lofts, and managed more than 22,000 apartments in the New York metropolitan area. Mr. Kohn graduated from Ohio University with a B.S. in Economics. Mr. Kohn is also the President of International Business Realty & Consultants, LLC, which is a shareholder of the Company and which provides consulting services to the Company.

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


9(c) Meetings of the Board of Directors
---------------------------------------

During the fiscal year ended December 31, 2001, our Board of Directors met on three occasions. During the three months ended March 31, 2002, our Board of Directors met on two occasions. No member of the Board of Directors attended


                                 -- Page 64 --
less than 75% of the aggregate number of: i) the total number of meetings of the Board of Directors or; ii) the total number of meetings held by all committees of the Board of Directors.


9(d) Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------

During the fiscal year ended December 31, 2001 and prior fiscal years, no director, executive officer or beneficial owner completed a transaction necessitating the filing of reports required by Section 16(a) of the Exchange Act.



10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

10(a) Summary Compensation Table
--------------------------------

The following Table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation that the Company awarded, granted, or paid during the years ended December 31, 2001, 2000 and 1999 to each of the Company's executive officers.


              ANNUAL COMPENSATION AND LONG TERM COMPENSATION AWARDS
                      FOR FISCAL YEARS 2001, 2000 and 1999


                                                  Other Annual     Long Term
Name/Principal                    Salary/Bonus    Compensation     Compensation
--------------------------------------------------------------------------------

Robert A. MacFarlane (1)
Chairman of the Board, President,
and Chief Executive Officer

Fiscal Year 1999 ...............     $ 186,000     $   --         $   --
Fiscal Year 2000 ...............     $ 210,000     $   --         $   --
Fiscal Year 2001 ...............     $ 210,067     $  85,000      $   --
--------------------------------------------------------------------------------

R. Karim Chowdhury (2)
Chief Financial Officer

Fiscal Year 1999 ...............     $   --        $   --         $   --
Fiscal Year 2000 ...............     $ 110,288     $   --         $   --
Fiscal Year 2001 ...............     $ 115,000     $   --         $   --
--------------------------------------------------------------------------------

Robert M. Kohn (3)
Director and Chief Operating
Officer

Fiscal Year 1999 ...............     $   --        $ 410,000      $   --
Fiscal Year 2000 ...............     $   --        $ 312,500      $   --
Fiscal Year 2001 ...............     $   --        $ 292,525      $   --
--------------------------------------------------------------------------------

1. During fiscal year 2001, Mr. MacFarlane received salary compensation in the amount of $210,067 and commissions of $85,000, totaling $295,067.

                                 -- Page 65 --

2.   R. Karim  Chowdhury  commenced  employment  with the Company on January 10,
     2000.

3. Robert M. Kohn's compensation includes fees earned for consulting services and commissions earned relating to the purchase and sale of acquisitions. During fiscal year 1999, Mr. Kohn received commissions of $221,000 and consulting fees of $189,000, totaling $410,000. During fiscal year 2000, Mr. Kohn received commissions of 102,500 and consulting fees of $210,000, totaling $312,500. During fiscal year 2001, Mr. Kohn received commissions of $85,000 and consulting fees of $207,525, totaling $292,525. (See Part III, Item 12: Certain Relationships and Related Transactions.)


10(b) Stock Option Grants
-------------------------

No stock options were granted during the years ended December 31, 2001 and 2000.


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


10(e) Compensation of Directors
-------------------------------

Directors were not compensated for their services as such during the last fiscal


                                 -- Page 66 --
year. In the future, the Directors will receive options to purchase 15,000 shares of our stock for each year of service under the Non-Executive Director Stock Option Plan. The Directors are reimbursed for expenses incurred in order to attend meetings of the Board of Directors.

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


10(f)(ii) Non-Executive Director Stock Plan
-------------------------------------------

In September 1998, the Board of Directors adopted the Non-Executive Director Stock Plan (the "1998 Director Plan"). The 1998 Director Plan provides for issuance of a maximum of 400,000 shares of Common Stock upon the exercise of stock options granted under the 1998 Director Plan. Options are granted until April 2008, to: i) non-executive directors as defined and; ii) members of any advisory board we establish who are not full-time employees of us or any of our subsidiaries. The 1998 Director Plan provides that each non-executive director will automatically be granted an option to purchase 15,000 shares of our Common Stock upon joining the Board of Directors, and on each September 1st thereafter, provided such person has served as a Director for the 12 months immediately prior to such September 1st. Similarly, each eligible director of an advisory


                                 -- Page 67 --
board will receive an option to purchase 10,000 shares of our Common Stock upon joining the advisory board, and on each September 1st thereafter, provided such person has served as a director of the advisory board for the preceding 12 month period.

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

                                 -- Page 68 --

Unless sooner terminated, the 1999 Plan will expire in 2009.


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



                                 -- Page 69 --

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of our Common Stock as of the date of this filing by: (i) each person/entity who we know to own beneficially more than 5% of our outstanding
Common Stock; (ii) each of our directors and officers; and (iii) all of our directors and officers as a group. As of March 31, 2002, there were 8,310,031 shares of Common Stock issued and outstanding.

                                                              COMMON STOCK
OWNER                                       SHARES OWNED      PERCENTAGE
--------------------------------------------------------------------------------
Robert MacFarlane (1)                     2,000,500              24.10%
Chairman of the Board, President, and
Chief Executive Officer
One Odell Plaza
Yonkers, New York 10701

Robert Kohn (2)                                   0               0.00%
Director and Chief Operating Officer
One Odell Plaza
Yonkers, New York 10701

R. Karim Chowdhury                                0               0.00%
Director, Secretary/Treasurer and
Chief Financial Officer
One Odell Plaza
Yonkers, NY 10701

Joel Heffron                                200,000               2.41%
Director
c/o Risk Management Corp.
P.O. Box 3685
Beverly Hills, CA 90212

Daniel G. Hayes, Esq.                             0               0.00%
Director
9324 West St., Suite 101
Manassas, VA 20110

83 Boutwell Trust (1)                     1,988,000              23.95%
c/o Daniel G. Hayes, Esq.
9324 West St., Suite 101
Manassas, VA 20110

International Business and Realty
Consultants, LLC (2)                      1,674,500              20.17%
c/o Daniel G. Hayes, Esq.
9324 West St., Suite 101
Manassas, VA   20110

Robert Pozner
454 Stevens Avenue
Ridgewood, NJ 07450                         650,000               7.83%
--------------------------------------------------------------------------------

All Directors and Executive
Officers as a Group                         3,875,000              46.68%
(5 persons)

(1) Includes 1,988,000 shares of common stock held by 83 Boutwell Trust, over which Robert MacFarlane, the Chief Executive Officer of the Company, has voting control. Mr. MacFarlane disclaims any pecuniary or economic interest in the shares held by 83 Boutwell Trust.

(2) IBRC is solely owned by Ms. Christine Kohn, the wife of Mr. Robert Kohn, a Director and the Chief Operating Officer of the Company. IBRC performs services for the Company and owns all of the indicated shares. Mr. Kohn disclaims beneficial interest in the shares held by IBRC.

                                 -- Page 70 --

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

During fiscal year 1999, Mr. Kohn received commissions of $221,000 and consulting fees of $189,000, totaling $410,000. During fiscal year 2000, Mr. Kohn received commissions of $102,500 and consulting fees of $210,000, totaling $312,500. During fiscal year 2001, Mr. Kohn received commissions of $85,000 and consulting fees of $207,525, totaling $292,525. Other than his fees and commissions, Mr. Kohn has no interest in any of the above-described transactions.

In December of 2001, Allegiance Capital Partners, LLC ("Mezzanine Lender") made two mezzanine loans (the Lake's Edge Mezzanine Loan of $4,150,000 and the Country Lake Mezzanine Loan of $1,000,000) totaling $5,150,000 to MD-BI, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company. In connection with the mezzanine loans, Robert Kohn (Director and Chief Operating Officer of Homes For America Holdings, Inc.), Robert MacFarlane (Director and Chief Executive Officer of Homes For America Holdings, Inc.) and Emilia Nuccio, (the wife of Robert MacFarlane) executed limited non-recourse (with carve-out exceptions) guarantees containing certain "springing" provisions. In consideration for the individual guarantors executing their guarantees, the individual guarantors have been assigned an interest in Willow Pond and Putnam Square (limited to the original principal balance of the loan plus interest) until such time that the note is paid in full. In addition, Robert Kohn will earn a loan enhancement fee of 1% of the combined mezzanine loan amount per year, and Robert MacFarlane and Emilia Nuccio will each earn an enhancement fee of .5% of the combined mezzanine loan amount per year. (Please see Part I(g)(iv-v) for greater detail.) Other than the consideration described herein, Mr. Kohn, Mr. MacFarlane and Mrs. Nuccio have no interest in the above-described transactions.



                                 -- Page 71 --

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

                                 -- Page 72 --

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

                                 -- Page 73 --

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

                                 -- Page 74 --

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



13(b) Reports on Form 8-K
-------------------------

No reports on Form 8-K were filed during fiscal year 2001.



                                 -- Page 75 --

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



                                 -- Page 76 --