Form 10QSB
period 2002-03-31
HOMES FOR AMERICA HOLDINGS INC
filed 2002-07-18
CIK 1011417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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


             6010 Sherwood Glen Way, West Palm Beach, Florida 33415
           -------------------------------------------------- -------
                    (Address of principal executive offices)


                                 (561) 433-3939
                     ---------------------------------------
                           (Issuer's Telephone Number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

As of March 31, 2002, there were 8,310,031 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                               TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     THREE  MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) ........1

a.   Consolidated Balance Sheets as of March 31, 2002 and 2001 .............1
b.   Consolidated  Statements of Operations for the three
     months ended March 31, 2002 and 2001 ..................................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the three months ended March 31, 2002 and 2001 .............4
d.   Consolidated  Statements of Cash Flows for the three
     months ended March 31, 2002 and 2001 ..................................5
e.   Notes to Interim Consolidated Financial Statements ....................6


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...................................25

a.   Overview ..............................................................25
b.   Results of Operations for the Three Months Ended
     March 31, 2001 Compared to March 31, 2002 .............................26
     i.   Revenues .........................................................26
     ii.  Expenses .........................................................26
     iii. Liquidity and Capital Resources ..................................27


PART II
-------

1.   LEGAL PROCEEDINGS .....................................................30

2.   CHANGES IN SECURITIES .................................................30

3.   DEFAULTS UPON SENIOR SECURITIES .......................................30

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................30

5.   OTHER INFORMATION .....................................................30

6.   EXHIBITS AND REPORTS OF FORM 8-K ......................................30


SIGNATURE PAGE .............................................................31

                                     PART I
================================================================================


1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------



                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                   - ASSETS -


                                                       Three Months Three Months
                                                           Ended        Ended
                                                         3/31/02       3/31/01
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents .............................. $  195,914  $   339,513
Accounts receivable - tenants (Note 2l) ................     88,097       84,272
Accounts receivable - other fees (Note 2l) .............  1,555,051      689,374
Restricted deposits and funded reserves -
current (Note 6) .......................................  1,520,137      816,346
Prepaid expenses and other current assets ..............     86,607       69,800
Due from officer (Note 3) ..............................     54,540       50,500
                                                        -----------  -----------
TOTAL CURRENT ASSETS ...................................  3,500,346    2,049,885
                                                        -----------  -----------

INVESTMENTS IN REAL ESTATE - NET (Notes 2a, 2g, 4 and 7) 45,953,491   39,587,933
                                                        -----------  -----------

FIXED ASSETS - NET (Notes 2g and 5) ....................     26,734       43,873
                                                        -----------  -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 6) .......    639,553      782,606
Deferred financing costs - net (Note 2h) ...............  2,249,275    1,139,951
Deferred asset management fee - net (Note 2i) ..........     67,950       70,079
Pre-acquisition costs (Note 2j) ........................  1,293,094    1,337,021
Other assets ...........................................      9,702        6,059
                                                        -----------  -----------
                                                          4,259,574    3,335,716
                                                        -----------  -----------
                                                        $53,740,145  $45,017,407
                                                        ===========  ===========

See Accompanying Notes.

                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                       Three Months Three Months
                                                           Ended        Ended
                                                         3/31/02       3/31/01
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
Lines of credit - bank (Note 8) ..................  $     --      $    570,000
Accounts payable and accrued expenses ............     818,814       1,636,727
Tenants security deposits ........................     440,876         356,972
Unearned rent (Note 2l) ..........................      70,657          99,181
Current portion - liabilities applicable to
investments in real estate (Note 7) ..............   1,334,220       3,001,800
Current portion - notes payable (Note 21) ........     158,563         602,872
Income taxes payable (Note 11) ...................       5,000         177,000
Deferred repair expenses .........................      30,000            --
Due to minority partners (Note 17) ...............     154,523            --
                                                  ------------    ------------
TOTAL CURRENT LIABILITIES ........................   3,012,653       6,444,552
                                                  ------------    ------------


LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Liabilities applicable to investments in
real estate (Note 7) .............................  46,646,535      34,452,534
Notes payable  (Note 21) .........................      64,006            --
Deferred income taxes (Notes 2k and 11) ..........     547,174         954,600
                                                  ------------    ------------
                                                    47,257,715      35,407,134
                                                  ------------    ------------

MINORITY INTERESTS IN SUBSIDIARIES (Note 9) ......     219,705         662,014
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (Note 10):

Common stock; $.001 par value; 25,000,000
shares authorized, 8,310,031 and
8,702,131 shares issued and outstanding in 2002
and 2001, respectively ...........................       8,310           8,702

Additional paid-in capital .......................   1,230,848       1,230,848
Retained earnings ................................   2,954,510       2,163,878
Treasury stock, at cost ..........................    (943,596)       (899,721)
                                                  ------------    ------------
                                                     3,250,072       2,503,707

                                                  $ 53,740,145    $ 45,017,407
                                                  ============    ============

See Accompanying Notes.

                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                       Three Months Three Months
                                                           Ended        Ended
                                                         3/31/02       3/31/01
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
REVENUES:
Rental income (Note 2l) ..............................$ 2,475,856  $ 2,252,424
Real estate development fees, subsidies
   and other income (Notes 14 and  15). ..............    118,824       100,000
Interest income ......................................      4,070        11,903
                                                        ---------     ---------
                                                        2,598,750     2,364,327

EXPENSES:
Administrative expenses ..............................    469,134       486,019
Maintenance and operating costs .....................     436,020       409,787
Utilities ............................................    223,676       271,281
Taxes and insurance ..................................    439,578       243,512
Interest expense .....................................    959,778       710,081
Depreciation and amortization (Note 13)...............    427,643       373,201
                                                        ---------     ---------
                                                        2,955,829     2,493,881
                                                        ---------     ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
PROVISION FOR INCOME TAXES ...........................   (357,079)     (129,554)

Minority interests in net loss of consolidated
subsidiaries (Note 9) ................................    207,222       143,810
                                                        ---------     ---------

INCOME (Loss) BEFORE PROVISION FOR INCOME TAXES ......   (149,857)       14,256

Provision for income taxes-current (Note 11) .........         --            --
Provision (benefit) for income taxes-deferred (Note 11)    56,043            --
                                                        ---------      --------

NET INCOME (Loss)..................................... $ (205,900)   $   14,256
                                                        ---------      --------

BASIC AND DILUTED INCOME (LOSS) PER SHARE (Note 2m)
Continuing operations ................................ $  (0.0247)   $   0.0016
                                                        ---------     ---------
Discontinued operations .............................. $   0.0000    $   0.0000
                                                        ---------     ---------
                                                       $  (0.0247)   $   0.0016
                                                       ===========    =========


See Accompanying Notes.

                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at  Cost        Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 ..................       --     $     8,702   $ 1,230,848    $ 2,149,623   $  (884,843)    $ 2,504,330

Cancellation of shares ........................       --           (392)          --             --            --              (392)

Purchase of shares for treasury ...............       --            --            --             --         (48.753)        (48,753)

Net Income (Loss) .............................       --            --            --        1,010,787          --         1,010,787
                                                  ---------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2001 ..................       --     $    8,310    $ 1,230,848    $ 3,160,410  $   (933,596)     $3,465,972

Purchase of treasury stock ....................       --            --            --             --          (10,000)       (10,000)

Net Income (Loss) .............................       --            --            --         (205,900)         --          (205,900)

                                                  ---------   -----------   ------------    ----------   -----------    ------------
Balance at March 31, 2002 .....................       --    $     8,310   $  1,230,848    $ 2,954,510   $  (943,596)     $3,250,072
                                                  =========   ===========   ===========    ===========    ===========    ===========


See Accompanying Notes.


                                  -- Page 4 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                       Three Months Three Months
                                                           Ended        Ended
                                                         3/31/02       3/31/01
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)...................................    $ (205,900)  $   14,256
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operations:
Depreciation and amortization ......................       427,643      373,201
Minority interests .................................      (207,222)    (143,810)
Deferred income taxes ..............................        56,046           --
Decrease in discontinued subsidiary liabilities.....            --      (57,706)
(Increase) decrease in assets:
Accounts receivable - tenants ......................        (3,893)       3,446
Accounts receivable - other ........................       (92,853)     (50,216)
Prepaid expenses and other current assets ..........       (36,281)     249,273
Operating and debt service reserves ................      (188,378)    (545,924)
Other assets .......................................            --       78,606
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ...........        80,700       86,699
Tenant security deposits ...........................        22,887      (17,742)
Unearned rent ......................................            --        3,991
Deferred repair expenses.......... .................       (79,609)          --
Short term operating real estate liabilities .......      (416,773)      99,634
                                                         ----------   ----------
Net cash provided (used) by operating activities          (643,633)      93,708
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ........................    (1,568,080)    (290,898)
Withdrawals from (additions to) replacement
reserves, net ......................................        58,444      424,484
Pre-acquisition costs, net of reimbursements........      (267,256)      62,868
                                                         ----------   ----------
Net cash provided(used) by investing activities ....    (1,776,892)     196,454
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares ........................       (10,000)     (14,878)
Net decrease in notes payable ......................       (95,199)    (503,718)
Net proceeds (payments) on line of credit...........      (250,000)     250,000
Mortgage principal payments ........................       (96,286)          --
Proceeds from land acquisition loan.................     1,750,000           --
Payments for financing costs .......................      (192,700)          --
                                                        ----------    ----------
Net cash provided (used) by financing activities....     1,105,815     (268,659)
                                                         ----------   ----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.    (1,314,710)      21,503

Cash and cash equivalents, beginning of period......     1,510,624      318,010
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD............    $  195,914   $  339,513
                                                        ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ......................................    $  906,309   $  718,750
                                                        ==========    =========

See Accompanying Notes.

                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                      MARCH 31, 2002 AND 2001 IS UNAUDITED)


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

(iv) Lakes Edge Homes Holdings, Inc., a Florida Corporation ("Lakes Edge")

(v) LEHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Lake's Edge transaction ("LEHH")

(vi) Country Lake Homes Holdings, Inc., a Florida Corporation, ("Country Lake")

(vii)CLHH, Inc., a Florida Corporation, formed solely to purchase and sell bonds in association with the Country Lake transaction ("CLHH")

(viii) Homes For America Real Estate Services, Inc., a Texas Corporation ("RES")

(ix) St. Charles Homes For America, Inc., a Texas Corporation, which is the General Partner of St. Charles Townhomes Partners, L.P. ("St. Charles")

(x)  Briar  Meadows/Homes  for  America,   Inc.,  a  Texas  Corporation  ("Briar
     Meadows") (dissolved in 2001)

(xi) Arlington/Homes for America, Inc., a Texas Corporation ("Arlington") (dissolved in 2001)

(xii)MD-BI, LLC, a Delaware Corporation, formed in connection with the mezzanine loans made on the Lake's Edge and Country Lake properties, and

(xiii) MD-MGR, Inc., a Delaware Corporation, formed in connection with the mezzanine loans made on the Lake's Edge and Country Lake properties.

                                  -- Page 6 --

(xiv)Beau Rivage Homes for America, LLC, a Florida limited liability company ("Beau Rivage"), formed to develop and operate a 21 story condominium project in Ft. Myers, Florida


Glen Hills Homes for America, Inc., Prairie Village-Homes for America, Inc., Putnam Homes for America Holdings, Inc., and St. Charles Homes For America, Inc. ("the general partners"), have no other operating activities.

On June 30, 1999, Lakes Edge was acquired and, simultaneously with this transaction, Lakes Edge purchased certain Multifamily Mortgage Revenue Bonds (issued by the Housing Finance Authority of Dade County, Florida) and consequently, all the rights accorded the holder of such bonds. The bonds, which were purchased with the proceeds of a loan, were immediately sold. The Lakes Edge property, a 400-unit affordable housing complex is located in Florida.

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

Losses, subject to certain provisions, and tax credits are allocated .01% to the general partner and 99.99% to the limited partners. Operating profits, subject to certain provisions, are allocated first to the extent of losses previously allocated then based on cash distributions already made or to be made. However, annual distributable cash flow is first utilized to satisfy loans and certain


                                  -- Page 7 --
accrued and unpaid liabilities, in accordance with the partnership agreement, and then to satisfy various fees and obligations to the general partner. Finally, any distributable cash flow remaining after the general partner's fees and obligations are satisfied, is distributed 50.1% to the general partner and 49.9% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 95% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership agreement to the general partner to exclusively manage the affairs of the partnership give the general partner control over the partnership.

Middlebury Elkhart, L.P.:

Middlebury Elkhart, L. P., (Prairie Village) was formed in July 1997 and in December 1998, acquired a 120-unit apartment building (including land) in Elkhart, Indiana from an unrelated party, for rental to low income tenants. The original cost of this investment approximated $800,000, which was paid in cash. Rehabilitation of this building was completed in December 2000. Prairie Village has received an allocation of low income housing tax credits from the Indiana Housing Finance Authority under Section 42 of the Internal Revenue Code of 1986, as amended. As such, similar to Dallas/Glen Hills, management is required to lease a minimum of 40% of Prairie Villages units to families whose income is 60% or less of the area median gross income. Under the terms of an amended partnership agreement dated December 1998, Prairie Village-Homes for America, Inc., became the general partner and has a 1% interest in the partnership.

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

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 75% to the general partner and 25% to the limited partners. The cumulative effect of the distribution priorities is that the general partner receives approximately 75% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the


                                  -- Page 8 --
property and the rights granted by the partnership to the general partner to exclusively manage the affairs of the partnership give the general partner control over the partnership.

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


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)      Real Estate

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. During 2001, $452,775 of interest was capitalized related to the rehabilitation of Lakes Edge and Country Lakes. No interest was capitalized during the first quarter of 2002 as the rehabilitations were substantially completed. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.


(b)      New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 133--Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as


                                  -- Page 9 --
of January 1, 2001. The Company owns no derivative instruments and is not involved in hedging activities, thus the adoption of SFAS 133 has not had any impact on the Company's financial position, results of operations, or cash flows.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company does not anticipate that these standards will have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company has adopted SFAS 142 effective January 1, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of SFAS 121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company has adopted this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

(c)      Principles of Consolidation:

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its wholly-owned subsidiaries (which include partnerships in which a subsidiary of the Company is the general partner). While the general partners are entitled to less than 50% of the profits and losses of the limited partnerships, under the partnership agreements their participation in distributable cash flow is in excess of 75%, giving them a dominant financial interest in the partnerships. In addition to the general partners' dominant financial interests, their sole involvement in and responsibility for the financial policies and day-to-day operations of the properties and the rights granted by the partnership agreements to the general partners to exclusively manage the affairs of the partnerships give the general partners control over the partnerships. As such, according to the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," the Company, as the controlling investor, accounts for such investments under the principles of accounting applicable to investments in subsidiaries. See also Note 9 regarding Minority Interests.

All material intercompany balances and transactions have been eliminated in consolidation.

(d)      Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of


                                 -- Page 10 --
assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the Company's financial position, results of operations, or cash flows.

(e)      Statements of Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(f)      Comprehensive Income:

SFAS 130, "Reporting Comprehensive Income," prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

(g)      Property and Equipment:

Land, buildings, furniture and equipment, including investment property, is recorded at cost. Depreciation is computed using the straight-line method as follows:

                  Buildings and improvements                    27.5--40 years
                  Furniture and equipment                       5--10 years
                  Land improvements                             15 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the three month periods ended March 31, 2002 and 2001 totaled $398,232 and $356,619 respectively.

(h)      Deferred Financing Costs:

Costs directly associated with obtaining permanent debt financing have been deferred and are being amortized on a straight-line basis over the term of the permanent loans. When a permanent loan is refinanced, all remaining unamortized costs related to the previous financing are charged to expense. Accumulated amortization as of March 31, 2002 and 2001 aggregated $179,674 and $157,375, respectively. Amortization expense for the three month periods ended March 31, 2002 and 2001 aggregated $27,282 and $14,453, respectively.

(i)      Deferred Asset Management Fee:

The asset management fee paid to an affiliate of the limited partner in Dallas/Glen Hills is being amortized over the life of the 15-year agreement. Accumulated amortization as of March 31, 2002 and 2001 aggregated $42,806 and $34,290, respectively. Amortization expense for the three month periods ended March 31, 2002 and 2001 totaled $2,129.

(j)      Pre-Acquisition Costs:

Costs incurred in pursuit of new acquisitions including, but not limited to, professional, consulting, travel and due diligence expenditures, are deferred, pending either the acquisition of the property or the determination by management that a particular property will not be acquired. Certain of these costs may be reimbursed to the Company upon acquisition of the property. Costs remaining upon the consummation of an acquisition are capitalized and become part of the Company's investment in the related entity. Pursuant to the guidance of Emerging Issues Task Force 97-11, internal costs associated with identifying


                                 -- Page 11 --
and acquiring a property, which will be operating upon acquisition, are expensed as incurred. Internal costs related to pre-acquisition activities incurred to identify and acquire a property that will be considered as nonoperating upon acquisition, are capitalized as part of the cost of acquisition. Management evaluates the probability of acquiring non-operating properties and capitalizes the related internal costs when the acquisition is reasonably certain. Alternatively, at such time that management determines that acquisition of the property is not feasible, any deferred costs are charged to expense.

At March 31, 2002 and 2001, the Company's pre-acquisition costs were as follows with respect to the pending acquisition of the following properties:

                                            3/31/02      3/31/01
                                           (Unaudited)  (Unaudited)
-------------------------------------------------------------------
Billy's Creek, Florida ....................  $   --       $ 258,531
Brick Yard, New York ......................   203,119       122,449
Amherst Gardens, New York .................   129,378       113,587
Yonkers Waterfront, New York ..............   729,373       245,711
Odessa, Texas .............................      --          25,000
Lake Crystal, Florida .....................      --         118,636
Villa Americana, Texas ....................   199,159       200,458
Haverford, Kentucky .......................      --         152,714
Mandarin Pines, Florida ...................      --          61,734
Elkhart, Indiana ..........................    31,932         --
Seven Oaks, Virginia ......................      --          38,200
Kew Gardens, New York .....................       133         --
                                          -----------   -----------
                                           $1,293,094   $ 1,337,020
                                          ===========   ===========

(k)      Income Taxes:

The Company accounts for its income taxes in accordance with Statement of Financial Accounting standards ("SFAS") No.109, which requires the asset and liability approach of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income taxes result principally from utilizing the accrual basis for financial reporting purposes and the cash basis for income tax purposes. No Federal or state income taxes are payable by the partnerships, and none have been provided for.

(l)      Revenue Recognition:

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


                                 -- Page 12 --

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


(m)      Earnings Per Share:

Basic and diluted earnings per share have been computed according to the standards of SFAS No. 128 "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:


                                                  3/31/02      3/31/01
                                               (Unaudited)  (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $ (205,900)   $  14,256
  Less:  Preferred stock dividend requirement          --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $ (205,900)  $   14,256
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,310,031    8,702,131
Assumed conversion of cheap warrants ........          --           --
Assumed conversion of convertible
  preferred stock ...........................          --           --
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,310,031    8,702,131
                                                  =========    =========

(n)      Investment in Joint Venture:

During 1999, the Company formed a 50/50 joint venture with another entity. The Company's investment in this joint venture, which has been established as a limited liability company, were reflected under the equity method of accounting. As of December 31, 2000, the Company's investment had been written down to $-0-.


                                 -- Page 13 --

(o)      Fair Value of Financial Instruments:

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

The partnership estimates that the fair value of all its financial instruments does not differ materially from their aggregate carrying values in the accompanying balance sheets. The estimated fair value amounts have been determined by the partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. None of the financial instruments are held for trading purposes.

(p)      Stock-Based Compensation:

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

(q)      Reclassifications:

Certain reclassifications have been made to the 2001 financial statements to correspond to the presentation used in the 2002 statements.

(r)      Interim Financial Information:

The interim financial data as of March 31, 2002 and 2001 and for the three month periods ended March 31, 2002 and 2001 is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


                                 -- Page 14 --

NOTE 3--DUE FROM OFFICER:

As of March 31, 2002, an officer had an outstanding loan payable to the Company in the amount of $54,540. This loan is due on demand and bears interest at an annual rate of 8%.


NOTE 4--INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:

                                                      3/31/02          3/31/01
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $40,192,834  $ 31,857,086
Furniture, fixtures and equipment .............       3,315,222     3,049,264
Construction in progress ......................             --      3,032,249
                                                      ---------     ---------
                                                     43,508,056    37,938,599
Less: accumulated depreciation                       (5,581,335)   (3,439,230)
                                                     ----------    ----------
                                                     37,926,721    34,499,369
Land ....................................... ...      8,026,770     5,088,564
                                                      ---------     ---------
                                                   $ 45,953,491  $ 39,587,932
                                                     ==========    ==========


In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company evaluates, on an ongoing basis, the carrying amounts of its investments in real estate to determine if there has been any impairment of those carrying values. If impairment is found to exist, it is the Company's policy to recognize such impairment at that time.

The Company utilizes various methods to measure the carrying value of its real estate assets to determine if impairment has occurred, including:

(a) Reviewing the market value of a property through the use of outside, independent appraisals often conducted prior to securing a purchase and sale agreement and also upon the refinancing of the Company's acquisitions.

(b) Assets are routinely monitored for significant physical changes. Particular concern is given to maintaining and upgrading the properties to keep them competitive in their respective markets. Again, these are issues that are of great concern to lenders. The Company expends a great deal of resources in maintaining the physical integrity of the assets and has established a variety of renovation and rehabilitation escrows for that purpose.

(c) The Company monitors the legal, regulatory and business climates for any events that could have an adverse impact on the carrying value of the assets. Examples of these types of events would include the promulgation of new rules by governmental agencies, new laws requiring compliance or otherwise affecting the operation, or any other significant event. When such an event is identified, the costs to comply or remediate are determined and their impact on the property is measured.

                                 -- Page 15 --

(d) The Company continuously budgets and makes estimates for future operating periods, including estimates of whether its properties will be profitable and produce positive cash flow in future periods.

In the event that any adverse events are identified that, in the judgment of the Company, impair the carrying value of the asset, the Company's policy is to determine the carrying value of the asset by estimating the sum of future cash flows (undiscounted and without interest charges) and measure it against the current carrying value of the asset. If the sum of the future cash flows is less than the carrying value of the asset, then an impairment loss is recognized in accordance with the requirements of SFAS 121.

Through March 31, 2002, there has been no such impairment.

NOTE 5--FIXED ASSETS:

Fixed assets consist of the following:

                                    3/31/02      3/31/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,500    $ 89,500
Less: accumulated depreciation      (62,766)    (45,626)
                                    -------     -------
                                   $ 26,734    $ 43,874
                                   ========    ========

See also Note 4 regarding impairment.

NOTE 6--RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of March 31, 2002 and 2001, restricted deposits and funded reserves consist of the following:


                                           3/31/02       3/31/01
                                         (Unaudited)   (Unaudited)
----------------------------------------------------------------------

CURRENT ASSETS:
Operating and debt service reserves .....$1,490,137   $  816,346

OTHER ASSETS:
Replacement and rehabilitation reserves..   639,553      782,606
                                         ----------   ----------
TOTAL ...................................$2,159,690   $1,598,952
                                         ==========   ==========


                                 -- Page 16 --

NOTE 7--LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                            3/31/02          3/31/01
                                          (Unaudited)      (Unaudited)
-----------------------------------------------------------------------
Mortgage loans payable .................   $ 21,562,552    $ 11,230,004
Bond mortgage loans payable ............     25,513,723      25,623,014
.........................................   ------------    ------------
Total mortgages and bonds payable ......     47,076,275      36,853,018
Less: Non-current portion ..............    (46,623,416)    (34,452,434)
.........................................   ------------    ------------
Current portion of long term debt ......        452,859       2,400,584
Accrued interest payable ...............        390,272         133,243
Accrued Real estate taxes and insurance         491,089         468,073
                                           ------------    ------------
Current portion - liabilities applicable
to real estate .........................   $  1,334,220    $  3,001,800
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

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. As of March 31, 2002, the Partnership has not had sufficient operating cash flow to make principal payments. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of March 31, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000 in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and


                                 -- Page 17 --
is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

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

On December 5, 2001, the Company executed Mezzanine Loan Agreements with a mezzanine lender in the amounts of $4,150,000 for Lakes Edge and $1,000,000 for Country Lake (the "Mezzanine Loans"). Proceeds of the Mezzanine Loans were used to retire the $1,800,000 Country Lake mortgage and provide operating capital for the rental properties.

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


                                 -- Page 18 --

On February 19, 2002, the Company executed a $1,750,000 loan agreement with a commercial lender in conjunction with its Ft. Myers, Florida land acquisition. Interest only monthly payments of $24,422 at 16% per annum commenced in February 2002 and are payable until May 19, 2003 when all unpaid interest and principal are due. The mortgage is secured by the land.

The aggregate maturities of mortgage loans payable (exclusive of bonds payable and excluding current year's mortgage debt retired of $1,608,270) for the next five years are $452,859; $2,218,764; $514,759; $563,986; $618,212, respectively, and are $42,707,693 thereafter.


NOTE 8--BANK CREDIT LINES:

In November 2000, the Company entered into an unsecured line of credit with a bank, which provides for maximum borrowings of $750,000. This line of credit, which expired on November 1, 2001, bears interest at an annual rate of 10%. Outstanding borrowings under this line of credit were $570,000 as of March 31, 2001. This line of credit was repaid in full in December 2001.

In July 2001, the Company entered into an unsecured loan agreement with a Bank in the amount of $250,000, which bears interest at an annual rate of 5.75%. This line of credit was repaid in full in January 2002.

NOTE 9--MINORITY INTERESTS:

Four wholly-owned subsidiaries of the Company are the general partners of four separate limited partnership entities (see Note 1). The partnerships were established for the purpose of acquiring rental properties, which are controlled and managed by the Company. For financial reporting purposes, the financial statements of the partnership entities are included in the Company's consolidated financial statements due to the control over its entities.

The minority interests represent the equity investment by the investor limited partners in the limited partnerships that own specific properties. Under the terms of the various partnership agreements, the limited partners are typically allocated 99% of the taxable income or loss. Cash flow from the partnership property is allocated 75% or more to the general partner, and residual value is allocated 80% or more to the general partner. Operating control of the properties rests solely with the general partners. The limited partners' interests in the partnerships have been recorded as minority interest liabilities (net of offsets for the limited partners' investment cost to be eligible for tax credits).


NOTE 10--SHAREHOLDERS' EQUITY:

The Company's authorized capital consists of 25,000,000 shares of common stock, $.001 par value.

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of March 31, 2002, no options have


                                 -- Page 19 --
been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of March 31, 2002, no options have been granted under this plan.

The Company granted options to purchase 100,000 shares of common stock to an officer of the Company. These options, which were not granted under either of the plans described above, and were to be reflected under APB 25 (see Note 2(p)), vested quarterly in the first year of the officer's employment and were exercisable at $ 1.00 per share. These options were cancelled in 2000, prior to the issuance of year-end December 31, 1999 financial statements, when the officer's employment with the Company was terminated. Accordingly, pro forma data as required by SFAS 123 is not provided.

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

In June of 2000, the Company retired the preferred shares issued in the December 1999 private placement for the same price at which they were issued in connection with a sale by the Company and a purchase by the investors of two properties located in Texas.

During 2000, the Company purchased an aggregate of 507,550 shares from its shareholders, of which 10,000 were cancelled. The 507,550 shares were purchased from unrelated third parties for an aggregate cost to the Company of $913,998 (approximately $1.80 per share). Despite valuations of $1.00 per share in 1999, the Company was willing to pay approximately $1.80 per share because the Company


                                 -- Page 20 --
desired to reduce third party stock holdings prior to a potential listing on a public exchange. (The Company had recently filed an amended Form 10-SB registration statement and anticipated to be soon traded on a public exchange). Moreover, the fair value determination of $1.80 per share reflects the value agreed to by the unrelated third party shareholders. In accordance with GAAP guidance (FTB 85-6) regarding the purchase of treasury stock in excess of the current market price, since there is no unstated consideration received by the Company in addition to the treasury stock, the entire purchase price ($1.80 per share) is accounted for as the cost of treasury shares. As a result of the retirement, none of these unrelated third parties owns any Company stock, with the exception of one shareholder who still holds 35,000 shares.

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


NOTE 11--INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:

                                    3/31/02      3/31/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............         --         --

Deferred tax expense:
    Federal ....................  $  56,043         --
    State ......................       --           --
                                     ------     ------
                                  $  56,043         --
                                   ========   ========



                                 -- Page 21 --

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                               3/31/02        3/31/01
                                             (Unaudited)    (Unaudited)
----------------------------------------------------------------------
Current deferred tax asset-conversion
 of accrual to cash.......................     $ 269,790            --
                                               ---------    ----------
Total current deferred tax assets                269,790            --

Current deferred tax liability-conversion
 of accrual to cash.......................      (672,582)    $(954,600)
Non-current deferred tax liability
Tax over book depreciation................      (144,382)           --
                                               ----------   -----------
Total deferred tax liabilities                  (816,964)     (954,600)
                                               ---------    -----------
Net deferred tax liability                     $(547,174)    $(954,600)
                                               ==========   ===========



NOTE 12--COMMITMENTS AND CONTINGENCIES:

(a)      Consulting and Employment Agreements-Officers:

The Company has entered into a five-year agreement with a corporate entity, which owns 1,674,500 shares of the Company's common stock, for services to be provided by an employee of this entity. This individual also serves as the Chief Operating Officer of the Company, primarily responsible for identifying and consummating new acquisitions, Under the terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. This agreement is renewable annually upon expiration, at similar terms. During 2001, and the quarter ended March 31, 2002, the Company capitalized $161,456 and $70,355, respectively of consulting fees paid to this related party (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Ft. Myers, Florida property. These preacquisition costs were reclassified to land acquisition costs when the land acquisition was closed in the first quarter of 2002. Additionally, this related party entity earned consulting fees totaling $80,975 during 2001 and $46,350 during the first quarter of 2002 for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying consolidated balance sheet.

The Company has entered into a five-year employment agreement with its Chief Executive Officer for his services as such. The agreement commenced August 1, 1998 and continues to July 31, 2003. Under the terms of the agreement, the monthly compensation is $15,500 through December 11, 1998, with annual increases of not less than 5% effective in January of each year. The executive has chosen to have such payments made to a corporation controlled by him. The Company capitalized $170,177 in 2001 and $65,673 in the first quarter of 2002 of consulting fees paid to this corporation (into pre-acquisition costs) for services related to the acquisition of the Yonkers, New York property. This corporation earned additional consulting fees totaling $88,475 in 2001 and $46,350 during the first quarter of 2002 for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying balance sheet.

(b)      Operating Deficit Guarantees:

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

In the St. Charles Townhomes limited partnership, the Company may be obligated to make credit deficit payments to the limited partner in the event the scheduled amount of low-income housing tax credits projected are not delivered to the limited partner through the 2009 tax year. The Company does not anticipate any tax credit shortfalls. Additionally, the Company may be liable for payment of up to $100,000 for operating trade accounts payable incurred prior to the admittance of the Company as general partner.

(c)      Legal Matters:

In January 2001, a mortgage broker commenced an action against the Company alleging damages in the approximate amount of $250,000 in claims of breach of contract, fraud and related claims. Counsel to the Company answered this complaint, the Company defended itself vigorously against these allegations, and subsequent to December 31, 2001, reached a final settlement to the plaintiff in the amount of $12,000.

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


                                 -- Page 22 --

NOTE 13--CHANGE IN ACCOUNTING ESTIMATE

Beginning in December 2001, the Company changed the useful lives of its West Palm Beach/Country Lake and Miami/Lake's Edge properties from 27 years to 40 years and its furniture, fixtures and equipment from 5 or 7 years to 10 years in order to more accurately reflect the assets' reasonable useful lives. Excess depreciation recorded prior to 2001 in the amount of $353,652 ($.04 per share) is being amortized over the remaining useful life of 38 years and $61,115 ($.007 per share) is being amortized over the remaining useful life of 8 years. These changes result in a cumulative net income adjustment of $4,118 ($.00049 per share) for the three months ended March 31, 2002.


NOTE 14--OTHER INCOME

In the first quarter of 2001, the Company filed an insurance claim for reimbursement for roof damages sustained at the Lakes Edge property from which proceeds in the amount of $677,192 were received in November 2001. A net gain of $315,689 was recognized in 2001 when the claim was settled and the related expense for repairs was determined. During the first quarter of 2002, the Company received insurance proceeds totaling $165,013 related to fire damages at the Country Lakes and Lakes Edge properties. The Company has recognized gains totaling $114,324 during the first quarter of 2002 after the related expense for repairs was determined. These gains are not of an unusual nature given the environment in which the company operates and have been classified as other income on the accompanying consolidated statement of operations.

NOTE 15--DEVELOPMENT UBSIDIES

From time to time in the normal course of business, the Company may earn development grants or other subsidies and fees related to developing projects in designated redevelopment areas.

In December 2001, the Company received a $1,000,000 Economic Development Initiative Grant ("EDI Grant") from the City of Yonkers (New York) for use in the development of the Station Plaza Office Building in the City of Yonkers Urban Renewal Project. Under terms of a Land Disposition and Development Agreement (LDDA Agreement), proceeds of the grant are to be used for any appropriate hard or soft costs incurred during the pre-development, development and construction of the project. The Grant is not conditioned upon or subject to the fulfillment or completion of the obligations of the Company as set forth in the LDDA Agreement. The Company has recorded the $1,000,000 grant receivable as income in 2001 under the guidance of FASB 116, "Accounting for Contributions Received and Contributions Made".


NOTE 16--FT. MYERS LAND PURCHASE

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

In December 2001, the Company executed a Development Agreement with The Community Redevelopment Agency of the City of Ft. Myers, Florida whereby the Company is eligible to receive tax increment rebates totaling up to $3,000,000


                                 -- Page 23 --
over a 15 year period as an inducement to develop in a designated community redevelopment area.


NOTE 17--DUE TO MINORITY PARTNERS

Due to minority partners as of March 31, 2002 represents $154,523 of administrative management fees and cash flow/refinancing distributions payable to minority limited partners in accordance with Partnership Agreement provisions.


NOTE 18--NOTES PAYABLE:

Notes payable consists of the following:

                                                        3/31/02      3/31/01
                                                     (Unaudited)  (Unaudited)
-----------------------------------------------------------------------------
9% installment note payable secured by the
ownership rights in Dallas/Glen Hills
payable in monthly installments of $6,772,
including interest, maturing in 2004 ...............  $  133,911  $  299,191

Lake's Edge PAC loan ...............................        --        55,496

Trade acceptance drafts payable ....................      29,658     189,185

8% notes payable to Company officers ...............        --        59,000
                                                      ----------  ----------
                                                         163,569     602,872
Less  current maturities ...........................     (99,563)   (602,872)
                                                      ----------  ----------
                                                      $   64,006  $     --
                                                      ==========  ==========


The aggregate maturities of notes payable as of December 31, 2001, for the next five years are $235,935 in 2002, $77,037 in 2003, $4,796 in 2004 and $0
thereafter.



                                 -- Page 24 --

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

2(a) Overview

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

The Company's operations commenced in April 1996. As of the date of this filing, the Company's portfolio consists of six affordable housing properties and one market rate housing property. The six affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), Country Lake (West Palm Beach, Florida) and St. Charles Townhomes, a recently acquired 252 unit apartment complex in Dallas, Texas. The market rate property, Beau Rivage (formerly "Amalfi"), is a recently acquired 2.83 acre parcel of undeveloped non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units. Two additional properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000.

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


                                 -- Page 25 --

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

2(b) Results of Operations for the Three Months Ended March 31, 2001 Compared to
     March 31, 2002

2(c)(i) Revenues
----------------

Rental revenues of $2,252,424 for the three months ended March 31, 2001 are fully reported in the Consolidated Statement of Operations, and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, and West Palm Beach/Country Lake.

Rental revenues of $2,475,856 for the three months ended March 31, 2002, an increase of $223,432 (9.9%) from the same period in 2001, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following six properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles.


2(c)(ii) Expenses
-----------------

Operating expenses of $2,493,881 for the three months ended March 31, 2001 are fully reported in the attached Consolidated Statement of Operations, and reflect the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country
Lake), as well as corporate administrative expenses.

                                 -- Page 26 --

Operating expenses of $2,955,829 for the three months ended March 31, 2002, an increase of $461,948 (18.5%) from the same period in 2001, are fully reported in the attached Consolidated Statement of Operations, and include the costs of operating six properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles), as well as corporate administrative expenses. The increase is mostly attributable to operating expenses of $332,180 at Dallas/St. Charles for the three months ended March 31, 2002, compared to no operating expenses at St. Charles for the three months ended March 31, 2001.

Depreciation and amortization of $373,201 for the three months ended March 31, 2001 reflect three months of expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. Depreciation and amortization of $427,643 for the three months ended March 31, 2002, an increase of $54,442 (14.6%) over the same period in 2001, reflect three months of expenses on six properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles. The increase is mostly attributable to depreciation and amortization expenses of $46,171 at Dallas/St. Charles for the three months ended March 31, 2002, compared to no depreciation and amortization at St. Charles for the three months ended March 31, 2001.

The Company primarily utilizes  straight-line  methods of depreciation over five
(5), seven (7) and ten (10) year life for personal property. Realty is depreciated by the straight-line method over 27.5 and 40 years.

Interest expenses of $710,081 for the first three months of 2001 reflects three months of interest incurred on the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level. Interest expenses of $959,778 for the first three months of 2002, an increase of $249,697 (35.1%) from the same period in 2001, include interest related to the mortgages on seven of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/St. Charles) and the Ft. Myers, Florida land, and interest incurred on debt at the corporate level. This increase in outstanding mortgage interest primarily results from the interest incurred on the two newly acquired properties, St. Charles and Fort Myers land, as well as from additional mezzanine financing on the Miami/Lake's Edge and West Palm Beach/Country Lake properties. Additionally, a portion of interest costs incurred during 2001 were capitalized related to the rehabilitation of the Country Lakes and Lakes Edge properties.


2(c)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $339,513 at March 31, 2001 and $195,914 at March 31, 2002, a decrease of $143,599 (42.3%). This decrease is primarily attributable to continued investments in real property improvements, pre-acquisition costs and financing costs. (Please see the Consolidated Statement of Cash Flows in Part I, Item 1.)

Liquidity demands on a short-term basis tend to fluctuate with the Company's acquisition cycles. Typically, when the Company acquires new properties, it incurs significant expenditures, including pre-acquisition costs (such as due diligence expenses and deposits on new acquisitions) and acquisition costs. Subsequently, the Company receives fees and reimbursements earned at closing, and working capital is replenished. Long-term demands on liquidity include working capital to develop and support the Company infrastructure and multiple simultaneous transactions in the future, as well as mortgages, bonds, and notes


                                 -- Page 27 --
payable, interest payable, taxes payable, and capitalized leases payable. Future growth depends upon the Company's ability to secure adequate capital to consummate acquisitions. While there can be no guarantee that these capital needs will be met, the Company believes that bond financing, sale of tax credits, stock issues and traditional sources of equity and debt financing will be adequate to meet its capital requirements.

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

There are a number of known events that have or are reasonably likely to have a material impact on short-term or long-term liquidity, including the Country Lake and Lake's Edge Mezzanine loans, the proposed development of the Ft. Myers/Beau Rivage property, the proposed rehabilitation of Dallas/St. Charles, and the proposed acquisition and development of the Yonkers/Station Plaza property.


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


PROPOSED REHABILITATION OF DALLAS/ST. CHARLES

The Company anticipates total capital expenditures for the rehabilitation of St. Charles Townhomes of $7,700,000, including a takeout of the current mortgage and prepayment penalty totaling $5,100,000, rehabilitation costs of $1,600,000,


                                 -- Page 28 --
rehabilitation reserves, operating deficit reserves and interest reserves totaling $500,000, and closing costs and miscellaneous fees totaling $500,000. The Company expects to secure approximately 100% financing through a new mortgage in the amount of $7,700,000.


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

                                 -- Page 29 --

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

                                 -- Page 30 --

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




                                 -- Page 31 --