Form 10QSB
period 2002-06-30
HOMES FOR AMERICA HOLDINGS INC
filed 2002-08-14
CIK 1011417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2002.

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
                          if Changed Since Last Report)

As of June 30, 2002,  there were  8,300,131  shares of common  stock,  par value
$.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                                TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     SIX  MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) ...........1

a.   Consolidated Balance Sheets as of June 30, 2002 and 2001 ..............1
b.   Consolidated  Statements of Operations  for the three and six months ended June 30, 2002 and 2001 ...................................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the six months ended June 30, 2002 and 2001 ................4
d.   Consolidated  Statements of Cash Flows for the six
     months ended June 30, 2002 and 2001 ...................................5
e.   Notes to Interim Consolidated Financial Statements ....................6

2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ...................................23

a.   Overview ..............................................................23
b.   Results of Operations for the Three and Six Months Ended June 30,

PART II
-------

                                     PART I
================================================================================

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY  FOR THE  SIX MONTH
     PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                   - ASSETS -

                                                     Six Months     Six Months
                                                       Ended           Ended
                                                      6/30/02         6/30/01
                                                    (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents ........................  $   67,216   $   112,165
Accounts receivable - tenants (Note 2l) ..........      90,782        95,867
Accounts receivable - other fees (Note 2l) .......   1,410,942       689,374
Insurance proceeds receivable ....................     147,311       677,192
Restricted deposits and funded reserves - current
 (Note 6) ........................................   1,752,612       841,940
Prepaid expenses and other current assets ........      39,782        64,608
Due from officer (Note 3) ........................      54,540        50,500
                                                    -----------   -----------
TOTAL CURRENT ASSETS .............................   3,563,185     2,531,646
                                                    -----------   -----------

INVESTMENTS IN REAL ESTATE - NET
(Notes 2a, 2g, 4 and 7) ..........................  45,007,026    39,749,465
                                                    -----------   -----------

FIXED ASSETS - NET (Notes 2g and 5) ..............      22,449        39,588
                                                    -----------   -----------

OTHER ASSETS:
Restricted deposits and funded reserves (Note 6) .     336,550       700,287
Deferred financing costs - net (Note 2h) .........   2,222,160     1,267,164
Deferred asset management fee - net (Note 2i) ....      65,820        70,709
Pre-acquisition costs (Note 2j) ..................   1,413,434     1,474,123
Pre-development costs (Note 2j) ..................     636,171          --
Other assets .....................................       9,702         5,369
                                                    -----------   -----------
                                                     4,683,837     3,517,652
                                                    -----------   -----------
                                                   $53,276,497   $45,838,351
                                                    ===========   ===========

See Accompanying Notes.

                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

                                                      Six Months    Six Months
                                                        Ended          Ended
                                                       6/30/02        6/30/01
                                                     (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Lines of credit - bank (Note 8) ....................$         --  $    570,000
Accounts payable and accrued expenses ..............     864,618     1,322,838
Tenants security deposits ..........................     456,244       335,769
Unearned rent (Note 2l) ............................      74,029       103,172
Current portion - liabilities applicable
 to investments in real estate (Note 7) ............   1,501,110       972,725
Current portion - notes payable.....................     132,660       520,381
Income taxes payable (Note 11) .....................       5,000       177,000
Deferred repair expenses ...........................       3,553       350,000
Due to minority partners (Note 17)..................     154,523           --
                                                     -----------   -----------
TOTAL CURRENT LIABILITIES ..........................   3,191,737     4,351,885
                                                     -----------   -----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Liabilities applicable to investments in
real estate (Note 7) ...............................  46,589,734    37,454,299
Notes payable          .............................      42,975           --
Deferred income taxes (Notes 2k and 11) ............     517,949       954,600
                                                     -----------   -----------
                                                      47,150,658    38,408,899
                                                     -----------   -----------

MINORITY INTERESTS IN SUBSIDIARIES (Note 9)  .......     (37,867)      552,950
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (Note 10):

Common stock; $.001 par value; 25,000,000 shares
authorized, 8,310,031 and 8,702,131 shares issued
and outstanding in 2002 and 2001, respectively .....       8,310         8,702

Additional paid-in capital .........................   1,230,848     1,230,848
Retained earnings ..................................   2,676,407     2,184,788
Treasury stock, at cost.............................    (943,596)     (899,721)
                                                     -----------   -----------
                                                       2,971,969     2,524,617

                                                     $53,276,497   $45,838,351
                                                     ===========  ============

See Accompanying Notes.

                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
             AND THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                        Three Months    Three Months    Six Months     Six Months
                                            Ended           Ended           Ended          Ended
                                           6/30/02         6/30/01         6/30/02        6/30/01
                                         (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
---------------------------------------------------------------------------------------------------
REVENUES:
Rental Income (Note 2l) ...............   $ 2,526,957    $ 2,187,235    $ 5,002,813    $ 4,439,659
Real estate development fees, subsidies
and other income (Notes 14 and 15) ....         7,934           --          126,758           --
Interest income .......................         4,944         12,856          9,014         24,759
Gain from insurance proceeds ..........          --          327,192           --          327,192
Other income ..........................          --              483           --          100,483
                                           -----------    -----------    -----------    -----------
                                            2,539,835      2,527,766      5,138,585      4,892,093

EXPENSES:
Administrative expenses ...............       469,762        500,004        938,896        986,023
Maintenance and operating costs .......       615,834        253,951      1,051,854        663,738
Utilities .............................       223,562        220,614        447,238        491,895
Taxes and insurance ...................       403,560        243,495        843,138        487,007
Interest expense ......................       964,000        709,407      1,923,778      1,419,488
Depreciation and amortization (Note 13)       428,014        688,449        855,657      1,061,650
                                           -----------    -----------    -----------    -----------
                                            3,104,732      2,615,920      6,060,561      5,109,801
                                           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
AND PROVISION FOR INCOME TAXES ........      (564,897)       (88,154)      (921,976)      (217,708)

Minority interests in net loss of
Consolidated Subsidiaries (Note 9) ....       257,572        109,064        464,794        252,874
                                           -----------    -----------    -----------    -----------

                                                                                       ...........
INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES ............      (307,325)        20,910       (457,182)        35,166

Provision (benefit) for income taxes
(Note 11) .............................       (29,222)          --           26,821           --
                                           -----------    -----------    -----------    -----------

NET INCOME (LOSS ......................   $  (278,103)   $    20,910    $  (484,003)   $    35,166
                                           -----------    -----------    -----------    -----------

BASIC AND DILUTED INCOME (LOSS)
PER SHARE (Note 2m) ...................      $ (0.033)     $  0.0024       $ (0.058)      $  0.004
                                           -----------    -----------    -----------    -----------
                                             $ (0.033)     $  0.0024       $ (0.058)      $  0.004
                                           ===========    ===========    ===========    ===========

See Accompanying Notes.

                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        Preferred                    Additional     Retained    Treasury Stock
                                         Stock       Common Stock  Paid-in Capital  Earnings        at Cost         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 ..              --      $     8,702    $ 1,230,848    $ 2,149,623    $  (884,843)   $ 2,504,330

Cancellation of shares ........              --             (392)          --             --             --             (392)

Purchase of shares for treasury              --             --             --             --          (48.753)       (48,753)

Net Income (Loss) .............              --             --             --        1,010,787           --        1,010,787
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2001                 --      $     8,310    $ 1,230,848    $ 3,160,410    $  (933,596)   $ 3,465,972

Purchase of treasury stock ....              --             --             --             --          (10,000)       (10,000)

Net Income (Loss) .............              --             --             --         (484,003)          --         (484,003)

                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2002 ......              --      $     8,310    $ 1,230,848    $ 2,676,407    $  (943,596)   $ 2,971,969
                                      ===========    ===========    ===========    ===========    ===========    ===========

See Accompanying Notes.

                                  -- Page 4 --

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                      Six Months    Six Months
                                                    Ended 6/30/02  Ended 6/30/01
                                                     (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss) .................................. $  (484,003)   $    35,166
Adjustments to reconcile net income
(loss) to net cash provided (used) by operations:
Depreciation and amortization ......................     855,657      1,061,650
Minority interests .................................    (464,794)      (252,874)
Deferred income taxes ..............................      26,821           --
Decrease in discontinued subsidiary liabilities ....        --          (57,706)
(Increase) decrease in assets:
Accounts receivable - tenants ......................      (6,575)        (8,149)
Accounts receivable - other ........................     (96,055)      (727,408)
Prepaid expenses and other current assets ..........      10,544        254,545
Operating and debt service reserves ................    (420,853)       521,020
Other assets .......................................        --           78,606
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities ...........     126,500       (227,190)
Tenant security deposits ...........................      38,255        (38,945)
Unearned rent ......................................       3,372          7,982
Deferred repair expenses ...........................    (106,056)       350,000
Short term operating real estate liabilities .......    (215,148)          --
                                                     -----------    -----------
Net cash provided (used) by operating activities ...    (732,335)       996,697
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ........................  (1,435,770)    (1,050,971)
Withdrawals from (additions to) replacement
reserves, net ......................................    361,447       (342,165)
Pre-acquisition costs, net of reimbursements .......    (604,097)       (74,234)
                                                     -----------    -----------
Net cash provided(used) by investing activities ....  (1,678,420)    (1,467,370)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares ........................     (10,000)       (14,878)
Net decrease in notes payable ......................    (143,133)      (586,272)
Net proceeds (payments) on line of credit ..........    (250,000)       250,000
Mortgage principal payments ........................    (187,819)      (162,676)
Proceeds from land acquisition loan ................   1,750,000           --
Increase in long-term debt from refinancing ........        --        1,235,000
Payments for financing costs .......................    (192,700)      (456,346)
                                                     -----------    -----------
Net cash provided (used) by financing activities ...     967,348        264,828
                                                     -----------    -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   (1,443,407)      (205,845)

Cash and cash equivalents, beginning of period .....   1,510,624        318,010
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........... $    67,216    $   112,165
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ...................................... $ 1,879,201    $ 1,437,500
                                                     ===========    ===========

See Accompanying Notes.

                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                      JUNE 30, 2002 AND 2001 IS UNAUDITED)

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

(x)  Briar  Meadows/Homes  for  America,   Inc.,  a  Texas  Corporation  ("Briar
     Meadows") (dissolved in 2001)

(xi) Arlington/Homes  for  America,  Inc.,  a  Texas  Corporation  ("Arlington")
     (dissolved in 2001)

(xii)MD-BI,  LLC,  a  Delaware  Corporation,  formed  in  association  with  the mezzanine loans made on the Lake's Edge and Country Lake properties

(xiii) MD-MGR,  Inc., a Delaware  Corporation,  formed in  association  with the mezzanine loans made on the Lake's Edge and Country Lake properties.

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

                                  -- Page 6 --

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

On  February  19,  2002,  the Company  formed a wholly  owned  subsidiary,  Beau
Rivage-Homes for America,  LLC to develop a 21-story  condominium project in Ft.
Myers, Florida. The company purchased land for $1,320,000, executed a $1,750,000 loan agreement with a commercial  lender,  and executed a Development  Agreement with  the  Community  Redevelopment  Agency  of the City of Ft.  Myers,  Florida
whereby,  as an  inducement to develop in a designated  community  redevelopment area,  the Company is eligible to receive tax increment  rebates  totaling up to
$3,000,000 over a 15 year period.

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
Finally,  any distributable cash flow remaining after the general partner's fees

                                  -- Page 7 --

and obligations are satisfied,  is distributed  50.1% to the general partner and
49.9%  to the  limited  partners.  The  cumulative  effect  of the  distribution
priorities  is  the  general   partner   receives   approximately   85%  of  the
partnership's  distribute cash flow, giving it a dominant  financial interest in the  partnership.  In  addition  to the  general  partner's  dominant  financial interest,  its sole involvement in and responsibility for the financial policies and  day-to-day  operations  of the  property  and  the  rights  granted  by the partnership  agreement to the general partner to exclusively  manage the affairs of the partnership give the general partner control over the partnership.

Middlebury Elkhart, L.P.:

Middlebury  Elkhart,  L. P.,  (Prairie  Village)  was formed in July 1997 and in
December  1998,  acquired  a 110-unit  apartment  building  (including  land) in
Elkhart,  Indiana from an unrelated party, for rental to low income tenants. The original cost of this investment approximated $800,000,  which was paid in cash.
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
flow is first  utilized  to  satisfy  unpaid  liabilities,  as set  forth in the partnership  agreement,  then the  remainder is  distributed  80% to the general partner and 20% to the limited  partners,  giving the general partner control of the entity. The cumulative effect of the distribution  priorities is the general partner receives approximately 80% of the partnership's distributable cash flow, giving it a dominant financial  interest in the partnership.  In addition to the general  partner's  dominant  financial  interest,  its sole  involvement in and responsibility  for the  financial  policies and  day-to-day  operations  of the property  and the rights  granted by the  partnership  agreement  to the general partner to exclusively  manage the affairs of the  partnership  give the general partner control over the partnership.

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
flow is first  utilized  to  satisfy  unpaid  liabilities,  as set  forth in the partnership  agreement,  then the  remainder is  distributed  75% to the general partner and 25% to the limited  partners,  giving the general partner control of the entity. The cumulative effect of the distribution  priorities is the general partner receives approximately 75% of the partnership's distributable cash flow, giving it a dominant financial  interest in the partnership.  In addition to the general  partner's  dominant  financial  interest,  its sole  involvement in and responsibility  for the  financial  policies and  day-to-day  operations  of the property and the rights  granted by the  partnership  to the general  partner to exclusively  manage the  affairs of the  partnership  give the  general  partner control over the partnership.

                                  -- Page 8 --

St. Charles Townhomes Partners, L.P.:

St. Charles Townhomes  Partners,  L.P.(St.  Charles) was formed in July 1988 for the purpose of acquiring, developing and operating an 252-unit rental affordable housing  project in Dallas,  Texas.  The housing  project has qualified and been allocated  low-income housing tax credits pursuant to Section 42 of the Internal
Revenue Code of 1986. The partnership  agreement was amended on December 1, 2001 to  provide  for  the  withdrawal  of  the  existing  general  partner  and  the contribution  of capital  and the  admittance  of the new general  partner,  St.
Charles Homes for America,  Inc., a wholly owned subsidiary of the Company.  St.
Charles Homes For America, Inc., has a 1% interest in the partnership.

Profits,  losses and tax credits  generally  are  allocated  to the  partners in accordance with their ownership  interests.  However,  annual distributable cash flow is first utilized to satisfy unpaid operating liabilities,  as set forth in the partnership agreement, then the remainder is distributed 100% to the general partner.  The cumulative  effect of the  distribution  priorities is the general partner receives 100% of the partnership's  distributable cash flow, giving it a dominant  financial  interest  in the  partnership.  In  addition to the general
partner's   dominant   financial   interest,   its  sole   involvement   in  and
responsibility  for the  financial  policies and  day-to-day  operations  of the property and the rights  granted by the  partnership  to the general  partner to manage the affairs of the partnership  give the general partner control over the partnership.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Real Estate

Real estate is recorded at cost. Costs related to the acquisition,  development, construction and improvement of properties are  capitalized.  Interest costs are capitalized until construction is substantially complete.  During 2001, $452,775 of interest  was  capitalized  related to the  rehabilitation  of Lakes Edge and
Country Lakes. No interest was capitalized  during the first and second quarters of 2002 as the  rehabilitations  were substantially  completed.  When retired or otherwise  disposed of, the related asset cost and accumulated  depreciation are removed from the  respective  accounts and the net  difference,  less any amount realized  from  disposition,  is  reflected  in  income.  Ordinary  repairs  and maintenance that do not extend the life of the asset are expensed as incurred.

(b)  New Accounting Pronouncements

The  Company  has  adopted  Statement  of  Financial  Accounting  Standards  No.
133--Accounting for Derivative  Instruments and Hedging Activities (SFAS 133) as
of  January  1, 2001.  The  Company  has no  derivative  instruments  and is not involved in hedging  activities,  thus the  adoption of SFAS 133 has not had any impact in the Company's financial statements.

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

                                  -- Page 9 --

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

(c)  Principles of Consolidation:

The  consolidated  financial  statements  are  prepared on the accrual  basis of accounting in accordance with accounting  principles  generally  accepted in the
United  States of America and include the accounts of the Company and all of its wholly-owned  subsidiaries (which include  partnerships where the Company is the general partner).  Although in most instances the general partners own less than
50% of the limited  partnerships,  the substance of the  partnership  agreements provides  for control by the general  partners,  since  their  participation  in distributable  cash flow is always in excess of 75%. While the general  partners are  entitled  to  less  than  50% of the  profits  and  losses  of the  limited
partnerships,   under  the  partnership   agreements   their   participation  in
distributable  cash flow is in excess of 75%, giving them an dominant  financial interest in the  partnerships.  In addition  to the general  partners'  dominant financial  interests,  their  sole  involvement  in and  responsibility  for the financial  policies and  day-to-day  operations of the properties and the rights granted by the  partnership  agreements to the general  partners to  exclusively manage the affairs of the  partnerships  give the general  partners control over the partnerships.  As such, according to the provisions of Statement of Position
78-9 "Accounting for Investments in Real Estate  Ventures," the Company,  as the
controlling  investor,  accounts for such  investments  under the  principles of accounting applicable to investments in subsidiaries.  See also Note 9 regarding
Minority Interests.

All material  intercompany  balances and  transactions  have been  eliminated in consolidation.

(d)  Use of Estimates:

In preparing  financial  statements in  accordance  with  accounting  principles generally  accepted in the United  States of America,  management  makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities  and disclosures of contingent  assets and liabilities at the  date  of the  financial  statements,  as well as the  reported  amounts  of revenues and expenses  during the reporting  period.  While actual results could differ from those estimates,  management does not expect such variances, if any, to have a material effect on the financial statements.

                                 -- Page 10 --

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
periods  ended June 30, 2002 and June 30, 2001 totaled  $797,002  and  $713,238, respectively.

(h)  Deferred Financing Costs:

Costs  directly  associated  with  obtaining  permanent debt financing have been deferred and are being amortized on a  straight-line  basis over the term of the permanent loans. When a permanent loan is refinanced,  all remaining unamortized costs  related to the  previous  financing  are charged to expense.  Accumulated amortization  as of June 30, 2002 and 2001  aggregated  $175,833  and  $157,375, respectively. Amortization expense for the six month periods ended June 30, 2002 and June 30, 2001 aggregated $54,397 and $344,153, respectively.

(i)  Deferred Asset Management Fee:

The  asset  management  fee  paid to an  affiliate  of the  limited  partner  in
Dallas/Glen  Hills is being  amortized  over the life of the 15-year  agreement.
Accumulated  amortization  as of June 30, 2002 and 2001  aggregated  $44,936 and
$34,290,  respectively.  Amortization  expense for both of the six month periods ended June 30, 2002 and June 30, 2001 totaled $4,259.

(j)  Pre-Acquisition and Pre-development Costs:

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

                                 -- Page 11 --

Alternatively,  at such time that management  determines that acquisition of the property is not  feasible,  any  deferred  costs are  charged to  expense.  Upon acquisition,  preacquisition  costs are  reclassified to  pre-development  costs until development commences.

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
recorded  the  payment  as income in 1998,  the year the fee was  earned.  Under consolidation such a fee would normally be eliminated,  however,  fees paid from the partnership to the general  partner as an expense to the partnership  result in substantive  increases to the partnership's losses. These losses are borne as if by a third  party,  since the limited  partner,  not the limited  partnership always retains in excess of 99% of those losses. Conversely, the general partner always  retains less than 1% of the tax credits and losses,  at least 75% of the cash flow from the  property  and at least 70% to 90% of the  residual  property value (after return of capital).  Accordingly,  the general partner records such fees as income and the Company does not eliminate  them upon  consolidation.  No such fees were recognized as income by the Company subsequent to 1998.

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

                                 -- Page 12 --

(m)  Earnings Per Share:

Basic and  diluted  earnings  per  share  have been  computed  according  to the standards of SFAS No. 128 "Earnings Per Share".  The following schedule presents the  calculation  of basic  and  diluted  earnings  per share  for  income  from continuing operations:

                                                  6/30/02      6/30/01
                                                 (Unaudited) (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $ (484,003)   $  35,166
  Less:  Preferred stock dividend requirement            --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $ (484,003)  $   35,166
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,310,031    8,702,131
Assumed conversion of cheap warrants ........            --           --
Assumed conversion of convertible
  preferred stock ...........................            --           --
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,310,031    8,702,131
                                                  =========    =========

(n)  Investment in Joint Venture:

During 1999, the Company formed a 50/50 joint venture with another  entity.  The
Company's  investment in this joint  venture,  which has been  established  as a limited  liability  company,  is being  reflected  under  the  equity  method of accounting.  As of December 31, 2000, the Company's  investment has been written down to $-0-.

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

                                 -- Page 13 --

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

(r)  Interim Financial Information:

The  interim  financial  data as of June 30, 2002 and 2001 and for the three and six month  periods ended June 30, 2002 and 2001 is  unaudited.  The  information reflects all adjustments,  consisting of only normal recurring adjustments that, in the opinion of  management,  are  necessary to present  fairly the  financial position  and results of  operations  of the Company for the periods  indicated.
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
For further  information,  refer to the  consolidated  financial  statements and footnotes  thereto  included in the Company and  subsidiaries'  annual report on
Form 10-KSB for the year ended December 31, 2001. NOTE 3 - DUE FROM OFFICER:

As of June 30, 2002, an officer had an  outstanding  loan payable to the Company in the amount of  $54,540.  This loan is due on demand and bears  interest at an annual rate of 8%.

NOTE 4--INVESTMENTS IN REAL ESTATE:

Investments in real estate properties,  which are held primarily for development and  operation,  represent  the rental  properties  owned by the Company and the limited partnerships and consist of the following:

                                                      6/30/02          6/30/01
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $40,197,591    $ 31,967,332
Furniture, fixtures and equipment .............       3,334,535       3,049,264
Construction in progress ......................             --        3,435,871
                                                      ---------       ---------
                                                     43,532,126      38,452,467
Less: accumulated depreciation                       (5,975,819)     (3,791,566)
                                                     ----------      ----------
                                                     37,556,307      34,660,901
Land ....................................... ...      7,450,719       5,088,564
                                                      ---------       ---------
                                                   $ 45,007,026    $ 39,749,465
                                                     ==========      ==========

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets
and for  Long-Lived  Assets to be  Disposed  of" the  Company  evaluates,  on an ongoing  basis,  the  carrying  amounts  of its  investments  in real  estate to

                                 -- Page 14 --

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

(d)  The Company  continuously  budgets and projects future  operating  periods.
     These  forecasts  are designed to  ascertain  that the  properties  will be profitable in future periods and produce positive cash flow.

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

Through June 30, 2002, there has been no such impairment.

NOTE 5--FIXED ASSETS:

Fixed assets consist of the following:

                                    6/30/02      6/30/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,500    $ 89,500
Less: accumulated depreciation      (67,051)    (49,911)
                                    -------     -------
                                   $ 22,449    $ 39,588
                                   ========    ========

See also Note 4 regarding impairment.

                                 -- Page 15 --

NOTE 6--RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership  agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of June
30,  2002 and 2001,  restricted  deposits  and  funded  reserves  consist of the following:

                                           6/30/02       6/30/01
                                         (Unaudited)   (Unaudited)
----------------------------------------------------------------------

CURRENT ASSETS:
Operating and debt service reserves...... $ 1,752,612     $  841,940

OTHER ASSETS:
Replacement and rehabilitation reserves ...   336,550        700,287
                                           ----------     ----------

TOTAL.................................... $ 2,089,162     $1,542,227
                                           ==========     ==========

NOTE 7--LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:

                                                    6/30/02        6/30/01
                                                  (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------
Mortgage loans payable ......................... $ 21,505,117    $ 21,617,329
Bond mortgage loans payable ....................   25,479,408      16,163,775
................................................. ------------    ------------
Total mortgages and bonds payable ..............   46,984,525      37,781,104
Less: Non-current portion ......................  (46,589,734)    (37,454,299)
................................................. ------------    ------------
Current portion of long term debt ..............      394,791         326,805
Accrued interest payable .......................      415,383         169,916
Accrued Real estate taxes and insurance ........      690,936         476,004
                                                 ------------    ------------
Current portion - liabilities applicable
to real estate  ................................ $  1,501,110    $    972,725
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

                                 -- Page 16 --

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

                                 -- Page 17 --

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

The mezzanine loans are secured by pledged ownership and distribution  interests of the respective subsidiaries and Company officer guarantees. Additionally, the
Company  has  executed  Mezzanine  Cash  Management  Agreements  whereby  excess distributable operating cash is swept into collateral accounts controlled by the mezzanine lender to service the respective  properties  first,  second and third mortgages.  All mezzanine loan security  interests are  subordinate to the first and second mortgage loans on Country Lake and Lakes Edge.

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

NOTE 9--MINORITY INTERESTS:

Four  wholly-owned  subsidiaries of the Company are the general partners of four separate  limited  partnership  entities  (see Note 1).  The  partnerships  were established for the purpose of acquiring rental properties, which are controlled and managed by the Company.  For  financial  reporting  purposes,  the financial
statements   of  the   partnership   entities  are  included  in  the  Company's
consolidated financial statements due to the control over these entities.

The minority  interests  represent the equity investment by the investor limited partners in the limited  partnerships  that own specific  properties.  Under the terms of the various partnership agreements,  the limited partners are typically allocated  99% of the  taxable  income or loss.  Cash flow from the  partnership property is allocated 75% or more to the general partner,  and residual value is allocated  80% or more to the general  partner.  .  Accordingly,  all  operating control of the  Property  rests  solely  with the general  partner.  The limited partners'  interests in the partnerships have been recorded as minority interest liabilities  (net of offsets for the  limited  partners'  investment  cost to be eligible for tax credits).

                                 -- Page 18 --

NOTE 10--SHAREHOLDERS' EQUITY:

The Company's  authorized capital consists of 25,000,000 shares of common stock,
$.001 par value and 5,000,000 shares of preferred stock, $.001 par value.

In September  1998, the Company adopted the 1998 Employee Stock Option Plan (the
"Plan"),  which  provides  for the grant of  options to  purchase  up to 750,000 shares  of  Company  common  stock.  Options  granted  under  this  plan  may be designated  as incentive  stock  options and the exercise  price of such options shall  not be less  than the fair  market  value on the date of  grant.  Options designated as  non-incentive  stock  options may be granted at exercise  prices, which are less than the fair market value.  As of June 30, 2002, no options have been granted under this plan.

Also in September  1998, the Company  adopted the  Non-Executive  Director Stock
Plan (the  "Director  Plan"),  which  provides  for the issuance of a maximum of
400,000  shares of common stock upon the exercise of options  granted under this plan.  The exercise  price of options  granted  under the Director Plan shall be equal to the fair market  value on the date of grant.  As of June 30,  2002,  no options have been granted under this plan.

NOTE 11--INCOME TAXES:

The provision for income taxes on income from continuing  operations consists of the following:

                                    6/30/02      6/30/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............         --          --

Deferred tax expense:
    Federal ....................  $  26,821          --
    State ......................         --          --
                                     ------      ------
                                  $  26,821          --
                                   ========    ========

The  following  is a summary  of the  significant  components  of the  Company's deferred tax assets and liabilities:

                                               6/30/02        6/30/01
                                              (Unaudited)   (Unaudited)
----------------------------------------------------------------------
Current deferred tax asset-conversion
 of accrual to cash .....................   $ 345,407         --
                                            ---------    ---------
Total current deferred tax assets .......     345,407         --

Current deferred tax liability-conversion
 of accrual to cash .....................    (689,489)   $(954,600)
Non-current deferred tax liability
Tax over book depreciation ..............    (173,867)        --
                                            ---------    ---------
Total deferred tax liabilities ..........    (863,356)    (954,600)
                                            ---------    ---------
Net deferred tax liability ..............   $(517,949)   $(954,600)
                                            =========    =========

                                 -- Page 19 --

NOTE 12--COMMITMENTS AND CONTINGENCIES:

(a)  Consulting and Employment Agreements-Officers:

The Company has entered  into a  five-year  agreement  with a corporate  entity, which owns 1,674,500  shares of the Company's  common stock,  for services to be provided by an employee of this entity.  This individual  functions as the Chief
Acquisition Officer,  primarily responsible for identifying and consummating new acquisitions,  Under  the Terms of the  consulting  agreement,  which  commenced
August 1, 1998 and  continues  to July 31,  2003,  the  monthly  fee is  $15,000 through  December 31, 1998, with annual  increases of not less than 5% effective in January of each year. This agreement is renewable  annually upon  expiration, at similar  terms.  During the first and second  quarters  of 2002,  the Company capitalized  $70,355 and $53,784,  respectively  of consulting fees paid to this related party (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Ft. Myers,  Florida  property.  These preacquisition  costs were  reclassified to  predevelopment  costs in the second quarter of 2002. Additionally,  this related party entity earned consulting fees of  $46,350  during  the  first  quarter  of 2002 for  services  related  to the mezzanine loan transactions  which have been capitalized into deferred financing costs on the accompanying consolidated balance sheet.

The Company has entered into a five-year employment agreement with an individual and a  corporation  controlled  by him,  for his  services  as  Chief  Executive
Officer.  The agreement commenced August 1, 1998 and continues to July 31, 2003.
Under the terms of the agreement,  the monthly  compensation  is $15,500 through
December  11,  1998,  with annual  increases  of not less than 5%  effective  in
January of each year.  The  individual  has chosen to have such payments made to the corporation.  The Company  capitalized  $65,673 and $46,870 in the first and second  quarters of 2002 of  consulting  fees paid to this  related  party (into pre-acquisition  costs) for services  related to the acquisition of the Yonkers,
New York property.  Additionally,  this related party earned  consulting fees of
$46,350  during the first quarter of 2002 for services  related to the mezzanine loan transactions  which have been capitalized into deferred  financing costs on the accompanying balance sheet.

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

                                 -- Page 20 --

released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which (1) the permanent  financing phase has begun,
(2) legal occupancy is secured for all units,  and (3) at least 90% of the units are occupied.)

In the St. Charles Townhomes limited  partnership,  the Company may be obligated to make  credit  deficit  payments  to the  limited  partner  in the  event  the scheduled amount of low-income  housing tax credits  projected are not delivered to the  limited  partner  through  the  2009  tax  year.  The  Company  does not anticipate any tax credit  shortfalls.  Additionally,  the Company may be liable for payment up to $100,000 for operating trade accounts  payable  incurred prior to the admittance of the Company as general partner.

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

A shareholder has been demanding that the Company  repurchase,  at a substantial profit,  certain shares of the Company's stock that she purchased  approximately three  years ago.  She has  alleged,  though not yet in formal  pleadings,  that because the Company has repurchased the shareholdings of other shareholders,  it is obligated to treat her in the same manner. The Company believes this position is without legal merit.  Presently,  there remains a case brought by the Company against this  shareholder  for  repayment of a promissory  note  executed in the
Company's favor. The Company anticipates, however, that in the event this action is not  resolved,  the  shareholder  will assert a claim of  entitlement  to the re-purchase  of her shares.  In that  event,  the  Company  will  defend  itself vigorously.

NOTE 13--CHANGE IN ACCOUNTING ESTIMATE

Beginning in January 2001, the Company  changed the useful life of its West Palm
Beach/Country  Lake and  Miami/Lake's  Edge realty from 27 years to 40 years and furniture,  fixtures  and  equipment  from 5 or 7  years  to 10  years  to  more accurately  reflect the assets'  reasonable  useful lives.  Excess  depreciation recorded  prior to 2001 in the  amount of  $353,652  ($.04  per  share) is being amortized  over the  remaining  useful life of 38 years and  $61,115  ($.007 per share) is being  amortized  over the  remaining  useful  life of 8 years.  These changes  results in a cumulative  net income  adjustment of $8,236  ($.00099 per share) for the six months ended June 30, 2002.

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

                                 -- Page 21 --

NOTE 15--Development sUBSIDIES

From  time to time in the  normal  course  of  business,  the  Company  may earn development  grants or receive  other  subsidies  and fees related to developing projects in designated redevelopment areas.

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

NOTE 17--DUE TO MINORITY PARTNERS

Due  to  minority   partners  as  of  June  30,  2002  represents   $154,523  of
administrative  management fees and cash flow/refinancing  distributions payable
to  minority  limited   partners  in  accordance  with   Partnership   Agreement
provisions.

                                 -- Page 22 --

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

                                 -- Page 23 --

risks and  uncertainties  that could cause  actual  results to differ from those projected.  Moreover, as we have been in operation only since 1996, there can be no  assurance  we  will  continue  to be a  commercially  viable  or  profitable business. We have a limited operating history and there can be no assurance that we will be successful in the future.

2(b) Results  of  Operations  for the Three and Six Months  Ended June 30,  2001
     compared to the Three and Six Months Ended June 30, 2002
--------------------------------------------------------------------------------

2(b)(i) Revenues
----------------

Rental  revenues of $2,187,235 and $4,439,659 for the three and six months ended
June 30, 2001 are fully  reported in the  Consolidated  Statement of Operations,
and  reflect  rental  and  other  operating   income  from  the  following  five
properties:   Dallas/Willow  Pond,  Bridgeport/Putnam  Square,   Elkhart/Prairie
Village, Miami/Lake's Edge, West Palm Beach/Country Lake.

Rental  revenues of $2,526,956 and $5,002,812 for the three and six months ended
June 30, 2002, an increase of $339,721  (15.53%) and $563,153  (12.68%) from the same periods in 2001, are fully reported in the attached Consolidated  Statement of Operations and reflect rental and other  operating  income from the following six properties:  Dallas/Willow Pond,  Bridgeport/Putnam Square,  Elkhart/Prairie
Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles.
The increase is attributable to overall rental increases and the addition of the
St. Charles property.

2(b)(ii) Expenses
-----------------

Operating  expenses of $2,615,920  and  $5,109,801  for the three and six months ended June 30, 2001 are fully reported in the attached Consolidated Statement of
Operations,  and reflect the costs of operating five  properties  (Dallas/Willow
Pond, Bridgeport/Putnam Square,  Elkhart/Prairie Village,  Miami/Lake's Edge and
West Palm Beach/Country Lake), as well as corporate administrative expenses.

Operating  expenses of $3,104,732  and  $6,060,561  for the three and six months ended June 30, 2002, an increase of $488,812  (18.69%) and $950,760 (18.6%) from the same  periods  in 2001,  are fully  reported  in the  attached  Consolidated
Statement  of  Operations,  and include the costs of  operating  six  properties
(Dallas/Willow  Pond,   Bridgeport/Putnam   Square,   Elkhart/Prairie   Village,
Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles), as well as corporate administrative expenses.

Depreciation  and  amortization of $688,449 and $1,061,650 for the three and six months  ended June 30,  2001  reflect  three and six months of  expenses on five
properties:   Dallas/Willow  Pond,  Bridgeport/Putnam  Square,   Elkhart/Prairie
Village,  Miami/Lake's Edge and West Palm Beach/Country  Lake.  Depreciation and
amortization  of $428,014  and  $855,657 for the three and six months ended June
30, 2002, a decrease of $260,435  (37.83%) and $205,993  (19.43%)  over the same periods in 2001,  reflect  three and six months of expenses  on six  properties:
Dallas/Willow   Pond,   Bridgeport/Putnam   Square,   Elkhart/Prairie   Village,
Miami/Lake's  Edge, West Palm  Beach/Country  Lake and Dallas/St.  Charles.  The
decrease is  attributable  to deferred  financing  costs related to a refinanced loan which were charged to expense in 2001.

The Company primarily utilizes  straight-line  methods of depreciation over five
(5),  seven  (7) and ten  (10)  year  life  for  personal  property.  Realty  is depreciated by the straight-line method over 27.5 and 40 years.

                                 -- Page 24 --

Interest  expenses of $709,407 and $1,419,488 for the first three and six months of 2001 reflects  three and six months of interest  incurred on the mortgages on five of the Company's properties (Dallas/Willow Pond,  Bridgeport/Putnam Square,
Elkhart/Prairie  Village,  Miami/Lake's Edge and West Palm Beach/Country  Lake),
and  interest  incurred on debt at the  corporate  level.  Interest  expenses of
$964,000 and  $1,923,778 for the first three and six months of 2002, an increase of  $254,593  (35.88%)  and  $504,390  (35.53%)  from the same  periods in 2001, include interest  related to the mortgages on seven of the Company's  properties
(Dallas/Willow  Pond,   Bridgeport/Putnam   Square,   Elkhart/Prairie   Village,
Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/St. Charles) and the Ft.
Myers,  Florida land, and interest  incurred on debt at the corporate level. The increase in outstanding  mortgage  interest  primarily results from the interest incurred  on the two  newly  acquired  properties  as  well  as from  additional mezzanine  financing  on the  Miami/Lake's  Edge and Country  Lakes  properties.
Additionally,  a portion of interest costs incurred during 2001 were capitalized related to the rehabilitation of the Country Lakes and Lakes Edge properties.

2(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted  cash on hand was $112,165 at June 30, 2001 and $67,216 at June 30,
2002, a decrease of $44,949 (40.07%). This decrease is primarily attributable to continued investments in real property  improvements,  pre-acquisition costs and financing costs. (Please see the Consolidated Statement of Cash Flows in Part I,
Item 1.)

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

                                 -- Page 25 --

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

                                 -- Page 26 --

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
--------------------------------------------------------------------------------

NONE

6.  EXHIBITS AND REPORTS OF FORM 8-K
--------------------------------------------------------------------------------

(a)  EXHIBITS

EX 99.1 Certification of Chief Executive Officer.

EX 99.2 Certification of Chief Financial Officer.

(b)  REPORTS ON FORM 8-K

NONE

                                 -- Page 27 --

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

                    By:    /s/ Robert A. MacFarlane
                    --------------------------------
                    Name:  Robert A. MacFarlane
                    Title: President

                    August 14, 2002
                    --------------------------------
                    Dated

                                 -- Page 28 --