Form 10QSB
period 2002-09-30
HOMES FOR AMERICA HOLDINGS INC
filed 2002-11-15
CIK 1011417

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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



As of September 30, 2002, there were 8,300,131 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                               TABLE OF CONTENTS
================================================================================

PART I
------

1.   CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE  COMPANY FOR THE
     NINE  MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) ....1

a.   Consolidated Balance Sheets as of September 30, 2002 and 2001 ........1
b.   Consolidated  Statements of Operations for the nine
     months ended September 30, 2002 and 2001 .............................3
c.   Consolidated  Statements of Changes in  Shareholders'
     Equity for the nine months ended September 30, 2002 and 2001 .........4
d.   Consolidated  Statements of Cash Flows for the nine
     months ended September 30, 2002 and 2001 .............................5
e.   Notes to Interim Consolidated Financial Statements ...................6


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS ..................................24

a.   Overview .............................................................24
b.   Results of Operations for the Nine Months Ended
     September 30, 2001 Compared to September 30, 2002 ....................25
     i.   Revenues ........................................................25
     ii.  Expenses ........................................................25
     iii. Liquidity and Capital Resources .................................26


PART II
-------

1.   LEGAL PROCEEDINGS .....................................................29

2.   CHANGES IN SECURITIES .................................................29

3.   DEFAULTS UPON SENIOR SECURITIES .......................................29

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................29

5.   OTHER INFORMATION .....................................................29

6.   EXHIBITS AND REPORTS OF FORM 8-K ......................................29


SIGNATURE PAGE .............................................................30

                                     PART I
================================================================================


1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


                        HOMES FOR AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                   - ASSETS -


                                                            Nine Months  Nine Months
                                                               Ended         Ended
                                                              9/30/02       9/30/01
                                                            (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents ................................   $   368,229   $    73,047
Accounts receivable - tenants (Note 2l) ..................        82,326       109,162
Developer Subsidies and other fees receivable (Note 2l) ..     1,558,253     1,366,566
Insurance proceeds receivable
Restricted deposits and funded reserves - current (Note 6)     1,875,304       860,105
Prepaid expenses and other current assets ................        45,572        59,336
Due from officer (Note 3) ................................        54,540        50,500
                                                             -----------   -----------
TOTAL CURRENT ASSETS .....................................     3,984,224     2,518,716
                                                             -----------   -----------

INVESTMENTS IN REAL ESTATE - NET (Notes 2a, 2g, 4 and 7) .    44,631,992    39,824,183
                                                             -----------   -----------

FIXED ASSETS - NET (Notes 2g and 5) ......................        18,164        35,303
                                                             -----------   -----------


Restricted deposits and funded reserves (Note 6) .........       305,394       704,017
Deferred financing costs - net (Note 2h) .................     2,209,795     1,247,939
Deferred asset management fee - net (Note 2i) ............        63,690        70,709
Pre-acquisition costs (Note 2j) ..........................     1,718,218     1,654,568
Pre-development costs (Note 2j) ..........................     1,328,373          --
Other assets .............................................         9,702         4,680
                                                             -----------   -----------
                                                               5,635,172     3,681,913
                                                             -----------   -----------
                                                             $54,269,552   $46,060,115
                                                             ===========   ===========

                                  -- Page 1 --

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

                                                                  Nine Months    Nine Months
                                                                     Ended         Ended
                                                                    9/30/02       9/30/01
                                                                  (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Lines of credit - bank (Note 8) .............................   $       --      $    820,000
Accounts payable and accrued expenses .......................      1,239,289       1,528,178
Tenants security deposits ...................................        457,559         317,291
Unearned rent (Note 2l) .....................................         74,029         107,163
Current portion - liabilities applicable to investments
   in real estate (Note 7) ..................................      3,957,000       1,170,779
Current portion - notes payable .............................        231,651         228,519
Income taxes payable (Note 11) ..............................          5,000         177,000
Deferred repair expenses ....................................          3,553         300,000
Due to minority partners (Note 17) ..........................        154,523            --
                                                                ------------    ------------
TOTAL CURRENT LIABILITIES ...................................      6,122,604       4,648,930
                                                                ------------    ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION:
Liabilities applicable to investments in real estate (Note 7)     45,202,492      37,396,208
Notes payable ...............................................         24,708         209,370
Deferred income taxes (Notes 2k and 11) .....................        474,753         954,600
                                                                ------------    ------------
                                                                  45,701,953      38,560,178
                                                                ------------    ------------

MINORITY INTERESTS IN SUBSIDIARIES (Note 9) .................       (381,146)        403,973
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (Note 10):

Common stock; $.001 par value; 25,000,000 shares authorized,
8,310,031 and 8,702,131 shares issued in 2002 and 2001,
respectively ................................................          8,310           8,702

Additional paid-in capital ..................................      1,230,848       1,230,848
Retained earnings ...........................................      2,530,579       2,157,472
Treasury stock, at cost .....................................       (943,596)       (949,988)
                                                                ------------    ------------
                                                                   2,826,141       2,447,034
                                                                ------------    ------------
                                                                $ 54,269,552    $ 46,060,115
                                                                ============    ============

                                  -- Page 2 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMER 30, 2002 AND 2001
          AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


                                                 3 Months       3 Months       9 Months       9 Months
                                                   Ended         Ended           Ended          Ended
                                                  9-30-02       9-30-01         9-30-02        9-30-01
                                                (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------------

REVENUES:
Rental Income (Note 2l) ....................   $ 2,444,988    $ 2,254,251    $ 7,447,800    $ 6,693,910
Real estate development fees,
subsidies and other income (Notes 14 and 15)       552,301           --          679,059           --
Interest income ............................         6,145          8,318         15,159         33,077
Gain from insurance proceeds ...............          --             --             --          327,192
Other income (Note 13 ) ....................          --             (483)          --          100,000
                                               -----------    -----------    -----------    -----------
                                                 3,003,434      2,262,086      8,142,018      7,154,179

EXPENSES:
Administrative expenses ....................       553,709        402,503      1,492,605      1,388,526
Maintenance and operating costs ............       409,268        372,658      1,461,122      1,036,396
Utilities ..................................       300,686        279,554        747,924        771,449
Taxes and insurance ........................       410,858        342,164      1,253,996        829,171
Interest expense ...........................       927,775        662,578      2,851,553      2,082,066
Depreciation and amortization (Note 9) .....       429,516        378,921      1,285,173      1,440,571
                                               -----------    -----------    -----------    -----------
                                                 3,031,812      2,438,378      9,092,373      7,548,179
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
AND PROVISION FOR INCOME TAXES .............       (28,378)      (176,292)      (950,355)      (394,000)

Minority interests in net loss of
Consolidated Subsidiaries(Note ) ...........       343,279        148,977        808,073        401,851
                                               -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES .................       314,901        (27,315)      (142,282)         7,851

Provision (benefit) for income taxes .......       128,141           --          154,962           --
(Note 11 )
                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS) ..........................       186,760        (27,315)      (297,244)         7,851
                                               -----------    -----------    -----------    -----------



BASIC AND DILUTED INCOME (LOSS) PER SHARE
(Note ) ....................................   $    0.0225    ($   0.0033)   ($   0.0358)   $    0.0009

                                               -----------    -----------    -----------    -----------
                                               $    0.0225    ($   0.0033)   ($   0.0358)   $    0.0009
                                               ===========    ===========    ===========    ===========


                                  -- Page 3 --

                        HOMES FOR AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Preferred                    Additional       Retained
                                      Stock      Common Stock    Paid-in Capital   Earnings      Treasury Stock     Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 ..      $     --    $     8,702      $ 1,230,848      $ 2,149,623     $  (884,843)     2,504,330

Cancellation of shares ........            --           (392)            --               --              --             (392)

Purchase of shares for treasury            --           --               --               --           (48,753)       (48,753)

Net Income (Loss) .............            --           --               --            678,199            --          678,199
                                   -----------    -----------      -----------      -----------     -----------    -----------
Balance at December 31, 2001 ..            --          8,310        1,230,848        2,827,822        (933,596)     3,133,384

Purchase of treasury stock ....            --           --               --               --           (10,000)       (10,000)

Net Income (Loss) .............            --           --               --           (297,243)           --         (297,243)

                                  -----------     -----------      -----------      -----------     -----------    -----------
Balance at September 30, 2002 .            --          8,310        1,230,848        2,530,579        (943,596)     2,826,141
                                  ===========     ===========      ===========      ===========     ===========    ===========

                                  -- Page 4 --

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                                  Nine Months      Nine Months
                                                                    Ended             Ended
                                                                    9/30/02          9/30/01
                                                                  (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss) ..............................................   ($  297,244)   $     7,851
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operations:
Depreciation and amortization ..................................     1,285,073      1,440,571
Minority interests .............................................      (808,073)      (401,851)
Deferred income taxes ..........................................       154,962           --
Decrease in discontinued subsidiary liabilities ................          --          (57,706)
(Increase) decrease in assets:
Accounts receivable - tenants ..................................         1,881        (22,444)
Accounts receivable - other ....................................       (96,055)      (726,408)
Prepaid expenses and other current assets ......................         4,754        259,817
Operating and debt service reserves ............................      (543,545)       502,165
Other assets ...................................................          --           78,606
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities .......................       501,272        (21,850)
Tenant security deposits .......................................        39,570        (57,423)
Increase (decrease in current real estate liabilities ..........       (72,932)
Unearned rent ..................................................         3,372         11,973
Deferred repair expenses .......................................      (106,056)       300,000
Deferred Grant Income ..........................................      (503,925)          --
                                                                   -----------    -----------
Net cash provided (used) by operating activities ...............      (436,946)     1,313,301
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real property ....................................    (1,456,472)    (1,479,722)
Withdrawals from (additions to) replacement reserves, net ......       392,603       (345,895)
Pre-acquisition and pre-development costs, net of reimbursements    (1,601,083)      (254,679)
----------------------------------------------------------------   -----------    -----------
Net cash provided(used) by investing activities ................    (2,664,952)    (2,080,296)
----------------------------------------------------------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:


Purchase of treasury shares ....................................       (10,000)       (65,145)
Net decrease in notes payable ..................................      (161,409)      (668,764)
Net proceeds from short term loans .............................       100,000        500,000
Net proceeds (payments) on line of credit ......................      (250,000)          --
Mortgage principal payments ....................................      (316,388)       (22,713)
Net proceeds from mortgage refinancing .........................       500,000           --
Proceeds from land acquisition loan ............................     2,305,000           --
Increase in long-term debt from refinancing ....................     1,235,000
Payments for financing costs ...................................      (207,700)      (456,346)
                                                                   -----------    -----------
Net cash provided (used) by financing activities ...............     1,959,503        522,032
                                                                   -----------    -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ............    (1,142,395)      (244,963)

Cash and cash equivalents, beginning of period .................     1,510,624        318,010
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $   368,229    $    73,047
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Interest paid ..................................................   $ 2,814,474    $ 2,156,249
                                                                   ===========    ===========

                                  -- Page 5 --

                        HOMES FOR AMERICA HOLDINGS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (INFORMATION AS OF AND FOR THE PERIODS ENDED
                    SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

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

                                  -- Page 6 --

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

                                  -- Page 7 --

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

Profits, losses and tax credits generally are allocated to the partners in accordance with their ownership interests. However, annual distributable cash


                                  -- Page 8 --
flow is first utilized to satisfy unpaid liabilities, as set forth in the partnership agreement, then the remainder is distributed 75% to the general partner and 25% to the limited partners, giving the general partner control of the entity. The cumulative effect of the distribution priorities is the general partner receives approximately 75% of the partnership's distributable cash flow, giving it a dominant financial interest in the partnership. In addition to the general partner's dominant financial interest, its sole involvement in and responsibility for the financial policies and day-to-day operations of the property and the rights granted by the partnership to the general partner to exclusively manage the affairs of the partnership give the general partner control over the partnership.

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


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Real Estate

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. During 2001, $452,775 of interest was capitalized related to the rehabilitation of Lakes Edge and Country Lakes. No interest was capitalized during 2002 as the rehabilitations were substantially completed. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

                                  -- Page 9 --

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

(c) Principles of Consolidation:

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its wholly-owned subsidiaries (which include partnerships where the Company is the general partner). Although in most instances the general partners own less than 50% of the limited partnerships, the substance of the partnership agreements provides for control by the general partners, since their participation in distributable cash flow is always in excess of 75%. While the general partners are entitled to less than 50% of the profits and losses of the limited partnerships, under the partnership agreements their participation in distributable cash flow is in excess of 75%, giving them an dominant financial interest in the partnerships. In addition to the general partners' dominant financial interests, their sole involvement in and responsibility for the financial policies and day-to-day operations of the properties and the rights granted by the partnership agreements to the general partners to exclusively manage the affairs of the partnerships give the general partners control over the partnerships. As such, according to the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," the Company, as the


                                 -- Page 10 --
controlling investor, accounts for such investments under the principles of accounting applicable to investments in subsidiaries. See also Note 9 regarding Minority Interests.

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

(g) Property and Equipment:

Land, buildings, furniture and equipment, including investment property, is recorded at cost. Depreciation is computed using the straight-line method as follows:

                  Buildings and improvements                    27.5--40 years
                  Furniture and equipment                       5--10 years
                  Land improvements                             15 years

Building improvements are capitalized, while expenditures for maintenance and repairs are charged to operations. Depreciation expense for the nine month periods ended September 30, 2002 and September 30, 2001 totaled $797,002 and $713,238, respectively.


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



                                 -- Page 11 --

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

When the Middlebury/Elkhart limited partnership paid Prairie Village Homes For America, Inc. the Guaranteed Payment, Prairie Village Homes For America, Inc. recorded the payment as income in 1998, the year the fee was earned. Under


                                 -- Page 12 --
consolidation such a fee would normally be eliminated, however, fees paid from the partnership to the general partner as an expense to the partnership result in substantive increases to the partnership's losses. These losses are borne as if by a third party, since the limited partner, not the limited partnership always retains in excess of 99% of those losses. Conversely, the general partner always retains less than 1% of the tax credits and losses, at least 75% of the cash flow from the property and at least 70% to 90% of the residual property value (after return of capital). Accordingly, the general partner records such fees as income and the Company does not eliminate them upon consolidation. No such fees were recognized as income by the Company subsequent to 1998.

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


                                                  9/30/02      9/30/01
                                               (Unaudited)  (Unaudited)
------------------------------------------------------------------------
Basic/diluted earnings per share:
  Income from continuing operations .........    $ (297,244)    $  7,851
  Less:  Preferred stock dividend requirement            --           --
                                                 ----------   ----------
Income from continuing operations
  available to common shareholders ..........    $ (297,244)   $   7,851
                                                 ==========   ==========

Weighted average common stock
  outstanding for basic earnings per share ..     8,310,031    8,702,131
Assumed conversion of cheap warrants ........            --           --
Assumed conversion of convertible
  preferred stock ...........................            --           --
                                                 ----------   ----------
Weighted average common stock
  outstanding for diluted earnings per share      8,310,031    8,702,131

                                                  =========    =========



(n) Investment in Joint Venture:

During 1999, the Company formed a 50/50 joint venture with another entity. The Company's investment in this joint venture, which has been established as a limited liability company, is being reflected under the equity method of


                                 -- Page 13 --
accounting. As of December 31, 2000, the Company's investment has been written down to $-0-.

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

(r) Interim Financial Information:

The interim financial data as of September 30, 2002 and 2001 and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. The information reflects all adjustments, consisting of only normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and


                                 -- Page 14 --
footnotes thereto included in the Company and subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 3 - DUE FROM OFFICER:

As of September 30, 2002, an officer had an outstanding loan payable to the Company in the amount of $54,540. This loan is due on demand and bears interest at an annual rate of 8%.

NOTE 4--INVESTMENTS IN REAL ESTATE:

Investments in real estate properties, which are held primarily for development and operation, represent the rental properties owned by the Company and the limited partnerships and consist of the following:

                                                      9/30/02          9/30/01
                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------
Buildings and improvements ....................     $40,197,591    $ 32,101,658
Furniture, fixtures and equipment .............       3,355,237       3,069,940
Construction in progress ......................             --        3,708,953
                                                      ---------       ---------
                              43,552,828 38,880,551
Less: accumulated depreciation                       (6,371,555)     (4,144,932)
                                                     ----------      ----------
                              37,181,273 34,735,619
Land ....................................... ...      7,450,719       5,088,564
                                                      ---------       ---------
                                                   $ 44,631,992    $ 39,824,183
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

Through September 30, 2002, there has been no such impairment.

NOTE 5--FIXED ASSETS:

Fixed assets consist of the following:

                                    9/30/02      9/30/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Office equipment .............     $ 89,500    $ 89,499
Less: accumulated depreciation      (71,336)    (54,196)
                                    -------     -------
                                   $ 18,164    $ 35,303
                                   ========    ========

See also Note 4 regarding impairment.

NOTE 6--RESTRICTED DEPOSITS AND FUNDED RESERVES:

The terms of the partnership agreements require that various escrow accounts be maintained in amounts and for periods as set forth in each agreement. As of September 30, 2002 and 2001, restricted deposits and funded reserves consist of the following:


                                               9/30/02       9/30/01
                                             (Unaudited)   (Unaudited)
----------------------------------------------------------------------

CURRENT ASSETS:
Operating and debt service reserves.......$   1,875,304  $  860,105


OTHER ASSETS:
Replacement and rehabilitation reserves ...     305,394     704,017
                                             ----------  ----------

TOTAL.....................................$   2,180,698  $1,564,122
                                             ==========  ==========



                                 -- Page 16 --

NOTE 7--LIABILITIES APPLICABLE TO INVESTMENTS IN REAL ESTATE:

Liabilities applicable to investments in real estate consist of the following:


                                                       6/30/02       6/30/01
                                                     (Unaudited)   (Unaudited)
-----------------------------------------------------------------------------
Mortgage loans payable ..........................  $ 22,466,112   $ 21,732,094
Bond mortgage loans payable .....................    25,444,744     16,142,945
..................................................  ------------   ------------
Total mortgages and bonds payable ...............    47,910,856     38,875,039
Less: Non-current portion .......................   (45,202,492)   (37,396,208)
..................................................  ------------   ------------
Current portion of long term debt ...............     2,708,364        478,831
Accrued interest payable ........................       392,327        208,014
Accrued Real estate taxes and insurance .........       856,309        483,934
                                                   ------------   ------------
Current portion - liabilities applicable
to real estate ..................................  $  3,957,000   $  1,170,779
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

Putnam Square is obligated under two promissory notes aggregating $400,000. Monthly payments of principal and interest, at 8% per annum, of $3,087 are due to the extent of surplus cash as defined in the notes. As of September 30, 2002, the Partnership has not had sufficient operating cash flow to make principal payments. The notes mature in January 2014 and are secured by a mortgage on the Bridgeport, Connecticut property. As of September 30, 2001 and 2000, the outstanding balance was $400,000. $200,000 of this note is payable to the Company (and has been eliminated in consolidation) and the balance is due to the former general partner. The partnership is also obligated under a promissory note payable to the Company, as the general partner, in the amount of $200,000


                                 -- Page 17 --
in connection with the development fee (which amount has also been eliminated in consolidation). The note bears interest at an annual rate of 7% per annum, and is payable from cash flow as defined in the partnership agreement. The note matures on December 31, 2006, and is unsecured.

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

The mezzanine loans are secured by pledged ownership and distribution interests of the respective subsidiaries and Company officer guarantees. Additionally, the Company has executed Mezzanine Cash Management Agreements whereby excess distributable operating cash is swept into collateral accounts controlled by the


                                 -- Page 18 --
mezzanine lender to service the respective properties first, second and third mortgages. All mezzanine loan security interests are subordinate to the first and second mortgage loans on Country Lake and Lakes Edge.

The mezzanine loans accrue interest at 12.51%, are amortized over 25 years and mature June 2011 and June 2013 for the Lakes Edge and Country Lake loans, respectively. On January 2, 2002, monthly principal and interest payments of $45,281 and $10,911 commence on the Lakes Edge and Country lake mezzanine loans, respectively.

On February 19, 2002, the Company executed a $1,750,000 loan agreement with a commercial lender in conjunction with its Ft. Myers, Florida land acquisition. Interest only monthly payments of $24,422 at 16% per annum commenced in February 2002 and are payable until May 19, 2003 when all unpaid interest and principal are due. The mortgage is secured by the land. As of September 30, 2002, the loan amount had been increased to $2,305,000 to finance pre-development costs incurred on the project.

On September 25, 2002, St. Charles Townhomes, L.P. received $500,000 of loan proceeds in connection with an $8,300,000 construction loan agreement executed with a commercial lender on November 1, 2002. Loan proceeds will be used to retire the first mortgage on St. Charles Townhomes, L.P. and finance an estimated $2,000,000 rehabilitation on the St. Charles rental property. The note is secured by the St. Charles rental property and accrues interest at a rate of 13.5% per annum. Monthly interest payments are due until maturity (November 1, 2003), when all unpaid principal and interest is due.


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


                                 -- Page 19 --

NOTE 10--SHAREHOLDERS' EQUITY:

The Company's authorized capital consists of 25,000,000 shares of common stock, $.001 par value and 5,000,000 shares of preferred stock, $.001 par value.

In September 1998, the Company adopted the 1998 Employee Stock Option Plan (the "Plan"), which provides for the grant of options to purchase up to 750,000 shares of Company common stock. Options granted under this plan may be designated as incentive stock options and the exercise price of such options shall not be less than the fair market value on the date of grant. Options designated as non-incentive stock options may be granted at exercise prices, which are less than the fair market value. As of September 30, 2002, no options have been granted under this plan.

Also in September 1998, the Company adopted the Non-Executive Director Stock Plan (the "Director Plan"), which provides for the issuance of a maximum of 400,000 shares of common stock upon the exercise of options granted under this plan. The exercise price of options granted under the Director Plan shall be equal to the fair market value on the date of grant. As of September 30, 2002, no options have been granted under this plan.


NOTE 11--INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following:

                                    9/30/02      9/30/01
                                  (Unaudited)  (Unaudited)
----------------------------------------------------------
Current tax expense ............         --          --

Deferred tax expense:
    Federal ...................   $ 154,962          --
    State ......................         --          --
                                     ------      ------
                                  $ 154,962          --
                                   ========    ========


The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                               9/30/02        9/30/01
                                             (Unaudited)    (Unaudited)
----------------------------------------------------------------------
Current deferred tax asset-conversion
 of accrual to cash.......................     $ 420,298            --
                                               ---------    ----------
Total current deferred tax assets                420,298            --

Current deferred tax liability-conversion
 of accrual to cash.......................      (692,039)    $(954,600)
Non-current deferred tax liability
Tax over book depreciation................      (203,012)           --
                                               ----------   -----------
Total deferred tax liabilities                  (895,051)     (954,600)
                                               ---------    -----------
Net deferred tax liability                     $(474,753)    $(954,600)
                                               ==========   ===========

                                 -- Page 20 --

NOTE 12--COMMITMENTS AND CONTINGENCIES:

(a) Consulting and Employment Agreements-Officers:

The Company has entered into a five-year agreement with a corporate entity, which owns 1,674,500 shares of the Company's common stock, for services to be provided by an employee of this entity. This individual functions as the Chief Acquisition Officer, primarily responsible for identifying and consummating new acquisitions, Under the Terms of the consulting agreement, which commenced August 1, 1998 and continues to July 31, 2003, the monthly fee is $15,000 through December 31, 1998, with annual increases of not less than 5% effective in January of each year. This agreement is renewable annually upon expiration, at similar terms. During the first, second and third quarters of 2002, the Company capitalized $70,355, $53,784 and $83,660, respectively of consulting fees paid to this related party (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Ft. Myers, Florida property. These preacquisition costs were reclassified to predevelopment costs in the second quarter of 2002. Additionally, this related party entity earned consulting fees of $46,350 during the first quarter of 2002 for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying consolidated balance sheet.

The Company has entered into a five-year employment agreement with an individual and a corporation controlled by him, for his services as Chief Executive Officer. The agreement commenced August 1, 1998 and continues to July 31, 2003. Under the terms of the agreement, the monthly compensation is $15,500 through December 11, 1998, with annual increases of not less than 5% effective in January of each year. The individual has chosen to have such payments made to the corporation. The Company capitalized $65,673, $46,870 and $60,525 in the first, second and third quarters of 2002 of consulting fees paid to this related party (into pre-acquisition costs) for services related to the acquisition of the Yonkers, New York property. Additionally, this related party earned consulting fees of $46,350 during the first quarter of 2002 for services related to the mezzanine loan transactions which have been capitalized into deferred financing costs on the accompanying balance sheet.

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

In the Middlebury Elkhart limited  partnership,  the General Partner provided an


                                 -- Page 21 --
operating deficit guaranty in an unlimited amount until break-even operations, defined in the partnership agreement as the date following any month for which revenues equal or exceed operating obligations. Upon breakeven, which occurred on March 1, 1999, the guaranty is limited to $120,000. The guaranty is to be released three years after Rental Achievement has been made. (Rental Achievement occurs after three months in which (1) the permanent financing phase has begun,
(2) legal occupancy is secured for all units, and (3) at least 90% of the units are occupied.)

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


NOTE 14--OTHER INCOME

In the first quarter of 2001, the Company filed an insurance claim for reimbursement for roof damages sustained at the Lakes Edge property from which proceeds in the amount of $677,192 were received in November 2001. A net gain of $315,689 was recognized in 2001 when the claim was settled and the related expense for repairs was determined. During the first quarter of 2002, the Company received insurance proceeds totaling $165,013 related to fire damages at the Country Lakes and Lakes Edge properties. The Company has recognized gains totaling $114,324 during the first quarter of 2002 after the related expense for


                                 -- Page 22 --
repairs was determined. These gains are not of an unusual nature given the environment in which the company operates and have been classified as other income on the accompanying consolidated statement of operations.

NOTE 15--DEVELOPMENT SUBSIDIES

From time to time in the normal course of business, the Company may earn development grants or receive other subsidies and fees related to developing projects in designated redevelopment areas.

In December 2001, the Company received a $1,000,000 commitment related to a Economic Development Initiative Grant ("EDI Grant") from the City of Yonkers (New York) for use in the predevelopment of the Station Plaza Office Building in the City of Yonkers Urban Renewal Project. Under terms of a Land Disposition and Development Agreement (LDDA Agreement), the proceeds compensated the Company for services provided during the pre-development stage including costs incurred in connection with obtaining government approvals, predevelopment costs and other soft costs related to the pre-construction phase of the project. As of December 31, 2001, the Company had recorded a $1,000,000 grant receivable, recognized $496,075 of grant income and recorded $503,925 of deferred revenue. During the first three quarters of 2002, the Company recognized the remaining $503,925 of grant income as the pre-development stage of the project was completed.


NOTE 16--FT. MYERS LAND PURCHASE

On February 19, 2002, the Company purchased for $1,320,000, land to be used for the development of a 21-story condominium project in Ft. Myers Florida. The project ("Billy's Creek" or "Beau Rivage") will be developed by a newly formed wholly owned subsidiary, Beau Rivage-Homes for America, LLC. Concurrent with the closing of the property, the Company executed a $1,750,000 loan agreement with a commercial lender to finance the purchase. The note matures on May 19, 2003 and accrues interest at a rate of 16%. At closing the lender disbursed $228,105 to a reserve account to fund the first nine months of interest. The note is guaranteed by Homes for America Holdings, Inc. and is secured by the property.

In December 2001, the Company executed a Development Agreement with The Community Redevelopment Agency of the City of Ft. Myers, Florida whereby the Company is eligible to receive tax increment rebates totaling up to $3,000,000 over a 15 year period as an inducement to develop in a designated community redevelopment area.


NOTE 17--DUE TO MINORITY PARTNERS

Due to minority partners as of September 30, 2002 represents $154,523 of administrative management fees and cash flow/refinancing distributions payable to minority limited partners in accordance with Partnership Agreement provisions.



                                 -- Page 23 --

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

2(a) Overview
-------------

Homes for America Holdings, Inc. was organized on January 9, 1996 and commenced operations in April of 1996 as a real estate operating company formed to acquire, develop, rehabilitate and manage Affordable Housing and Market Rate properties throughout the United States. Properties are purchased through traditional methods of real estate financing as well as through a variety of government-sponsored financing arrangements made exclusively available for Affordable Housing properties, including Tax Exempt Bonds and Low Income Housing Tax Credits. The Company's operating portfolio consists of six affordable housing properties and no market rate housing properties. The six affordable housing properties are Willow Pond (Dallas, Texas), Putnam Square (Bridgeport, Connecticut), Prairie Village (Elkhart, Indiana), Lake's Edge (Miami, Florida), Country Lake (West Palm Beach, Florida) and St. Charles (Dallas, Texas). Two previously owned properties, Royal Crest, a Market Rate parcel of undeveloped land in Arlington, Texas and Briar Meadows, a Market Rate housing property in Dallas, Texas were sold in June of 2000. On February 19, 2002 the Company acquired a 2.83 acre parcel of undeveloped, non-operating waterfront land in Fort Myers, Florida on which the Company plans to construct 118 Market Rate units.

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

The Company was formed in 1996, and had no revenues that year. Accordingly, a net loss of $324,800 was posted for 1996. Expenses were limited to administrative costs related to formation and start-up. In 1997, the Company acquired a 386-unit affordable housing property, Willow Pond, in Dallas, Texas. Existing tax credits associated with the property were sold for $2.5 million. In November 1997, the Putnam Square apartment complex in Bridgeport, Connecticut was acquired, though operations there did not actually begin until January 1998. In December 1998, the Company acquired three additional properties: the 118-unit Briar Meadows apartments in Dallas, Texas; the 120-unit affordable housing property in Elkhart, Indiana for which the sale of existing tax credits associated with the property earned the Company $1,060,506; and the 17.7 acre Arlington site, where approval to construct 210 market rate units was secured. In June 1999, the Company acquired the 400-unit Lake's Edge apartments in North Miami, Florida. In addition to $73,631 in development fees, the sale of tax-exempt bonds in conjunction with this transaction earned the Company $825,000. In November 1999, the Company acquired the 192-unit Country Lake


                                 -- Page 24 --
apartments in West Palm Beach, Florida. On June 30, 2000,  Arlington/Royal Crest
(land) and Dallas/Briar Meadows were sold for a purchase price of $4.8 million. On November 30, 2001, the Company acquired a controlling general partner interest in a 252-unit townhome complex, St. Charles (Dallas, Texas). On February 19, 2002, the Company purchased land to be used for the development of a 21-story condominium project in Ft. Myers Florida.

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


2(b) Results of Operations for the Quarter Ended  September 30, 2001 Compared to
     September 30, 2002 and for the Nine Months Ended September 30, 2001 Compared to September 30, 2002
--------------------------------------------------------------------------------

2(b)(i) Revenues
----------------

Rental revenues of $2,254,251 and $6,693,910 for the three and nine months ended September 30, 2001 are fully reported in the Consolidated Statement of Operations, and reflect rental and other operating income from the following five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake.

Rental revenues of $2,444,988 and $7,447,800 for the three and nine months ended September 30, 2002, an increase of $190,737 (8.46%) and $753,890 (11.26%) from the same periods in 2001, are fully reported in the attached Consolidated Statement of Operations and reflect rental and other operating income from the following six properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles. The increase is attributable to overall rental increases and the addition of the St. Charles property.

2(b)(ii) Expenses
-----------------

Operating expenses of $2,438,378 and $7,548,179 for the three and nine months ended September 30, 2001 are fully reported in the attached Consolidated Statement of Operations, and reflect the costs of operating five properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), as well as corporate administrative expenses.

Operating expenses of $3,031,812 and $9,092,373 for the three and nine months ended September 30, 2002, an increase of $593,434 (24.34%) and $1,544,194
(20.46%)  from the same  periods in 2001,  are fully  reported  in the  attached


                                 -- Page 25 --

Consolidated Statement of Operations, and include the costs of operating six properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St.
Charles), as well as corporate administrative expenses. The increase is primarily attributable to the addition of the St. Charles property.

Depreciation and amortization of $378,921 and $1,440,571 for the three and nine months ended September 30, 2001 reflect three and nine months of expenses on five properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake. Depreciation and amortization of $429,516 and $1,285,173 for the three and nine months ended September 30, 2002, an increase of $50,595 (13.35%) and a decrease of $155,398 (10.78%) over the same periods in 2001, reflect three and nine months of expenses on six properties: Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake and Dallas/St. Charles. The increase for the three month periods is attributable to the addition of depreciation on St. Charles in 2002 and the decrease for the nine month periods is attributable to deferred financing costs related to a refinanced loan which were charged to expense in 2001.

The Company primarily utilizes  straight-line  methods of depreciation over five
(5), seven (7) and ten (10) year life for personal property. Realty is depreciated by the straight-line method over 27.5 and 40 years.

Interest expenses of $662,578 and $2,082,066 for the first three and nine months of 2001 reflects three and nine months of interest incurred on the mortgages on five of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake), and interest incurred on debt at the corporate level. Interest expenses of $927,775 and $2,851,553 for the first three and nine months of 2002, an increase of $265,197 (40.02%) and $769,487 (36.96%) from the same periods in 2001, include interest related to the mortgages on seven of the Company's properties (Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge, West Palm Beach/Country Lake, Dallas/St. Charles) and the Ft. Myers, Florida land, and interest incurred on debt at the corporate level. The increase in outstanding mortgage interest primarily results from the interest incurred on the two newly acquired properties as well as from additional mezzanine financing on the Miami/Lake's Edge and Country Lakes properties. Additionally, a portion of interest costs incurred during 2001 were capitalized related to the rehabilitation of the Country Lakes and Lakes Edge properties.


2(b)(iii) Liquidity and Capital Resources
-----------------------------------------

Unrestricted cash on hand was $73,047 at September 30, 2001 and $368,229 at September 30, 2002, an increase of $295,182 (404.1%). This increase is primarily attributable to the receipt of a $500,000 advance on the refinancing of the St. Charles rental property received on September 27, 2002. (Please see the Consolidated Statement of Cash Flows in Part I, Item 1.)

Liquidity demands on a short-term basis tend to fluctuate with the Company's acquisition cycles. Typically, when the Company acquires new properties, it incurs significant expenditures, including pre-acquisition costs (such as due diligence expenses and deposits on new acquisitions) and acquisition costs. Subsequently, the Company receives fees and reimbursements earned at closing, and working capital is replenished. Long-term demands on liquidity include working capital to develop and support the Company infrastructure and multiple simultaneous transactions in the future, as well as mortgages, bonds, and notes payable, interest payable, taxes payable, and capitalized leases payable. Future


                                 -- Page 26 --
growth depends upon the Company's ability to secure adequate capital to consummate acquisitions. While there can be no guarantee that these capital needs will be met, the Company believes that bond financing, sale of tax credits, stock issues and traditional sources of equity and debt financing will be adequate to meet its capital requirements.

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


PROPOSED REHABILITATION OF DALLAS/ST. CHARLES

The Company anticipates total capital expenditures for the rehabilitation of St. Charles Townhomes of $7,700,000, including a takeout of the current mortgage and prepayment penalty totaling $5,100,000, rehabilitation costs of $1,600,000,


                                 -- Page 27 --
rehabilitation reserves, operating deficit reserves and interest reserves totaling $500,000, and closing costs and miscellaneous fees totaling $500,000. The Company expects to secure approximately 100% financing through a new mortgage in the amount of $7,700,000.


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


                                 -- Page 28 --

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

                                 -- Page 29 --

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

                    Homes For America Holdings, Inc.
                    --------------------------------
                    (Registrant)

                    By:    /s/ Robert A. MacFarlane
                    --------------------------------
                    Name:  Robert A. MacFarlane
                    Title: President

                    November 15, 2002
                    --------------------------------
                    Dated





                                 -- Page 30 --