Form 10KSB/A
period 2001-12-31
HOMES FOR AMERICA HOLDINGS INC
filed 2002-12-05
CIK 1011417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-KSB AMENDMENT 1
                            ------------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $9,854,350.

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS
================================================================================

PART I
------

1.   BUSINESS ..........................................................1

     a.   Introduction .................................................1
     b.   Financing ....................................................2
          i.   Tax Exempt Bonds ........................................3
          ii.  Low Income Housing Tax Credits ..........................4
          iii. Tax Credit Partnerships .................................5
     c.   Revenue and Profit Generation ................................6
     d.   Government Regulations .......................................8
     e.   Competition ..................................................8
     f.   Employees ....................................................9
     g.   New Business Ventures ........................................9
     h.   Glossary of Terms ............................................9

2.   PROPERTIES ........................................................10

     a.   Properties, Offices And Facilities ...........................10
     b.   Current Operations ...........................................11
          i.   Willow Pond .............................................11
          ii.  Putnam Square ...........................................13
          iii. Prairie Village .........................................14
          iv.  Lake's Edge .............................................15
          v.   Country Lake ............................................17
          vi.  St. Charles Townhomes....................................19
          vii. Beau Rivage .............................................21
     c.   Proposed Acquisitions Under Contract .........................21
          i.  Yonkers Station Plaza.....................................21
     d.   Discontinued Operations/Sale of Assets........................22

3.   LEGAL PROCEEDINGS .................................................22

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22


PART II
-------

5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........23

     a.   Market Price of, and Dividends on, the Registrant's
          Common Equity and Other Shareholder Matters ..................23
     b.   Recent Sales of Unregistered Securities ......................23

6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS .........................................24

     a.   Overview .....................................................24
     b.   Results of Operations  for the Twelve  Months Ended
          December 31, 2001 Compared to December 31, 2000 ..............25
          i.   Revenues ................................................25
          ii.  Expenses ................................................26
          iii. Liquidity and Capital Resources .........................27

7.   CONSOLIDATED FINANCIAL  STATEMENTS FOR THE COMPANY
     FOR THE YEARS  ENDED DECEMBER 31, 2001 AND 2000 (AUDITED) .........29

     a.   Independent Auditor's Report .................................29
     b.   Consolidated Financial Statements ............................30
          i.   Balance Sheets ..........................................32
          ii.  Statements of Operations ................................37
          iii. Statements of Cash Flows ................................33
          iv.  Statement of Changes in Shareholders' Equity ............34
     c.   Notes to Financial Statements ................................45

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNANTS .......................53


PART III
--------

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................54

     a.   Directors and Executive Officers , Promoters
          and Control Persons...........................................54
     b.   Committees of the Board of Directors .........................55
     c.   Meetings of the Board of Directors ...........................55
     d.   Compliance With Section 16(A) Of the Exchange Act.............55

10.  EXECUTIVE COMPENSATION ............................................56

     a.   Summary Compensation Table ...................................56
     b.   Stock Option Grants ..........................................56
     c.   Employment Agreements ........................................56
     d.   Consulting Agreements ........................................57
     e.   Compensation of Directors ....................................57
     f.   Stock Option Plans ...........................................57
          i.   1998 Employee Stock Option Plan .........................57
          ii.  Non-Executive Director Stock Plan .......................58
          iii. 1999 Employee Stock Option Plan .........................58
          iv.  Non-Employee Director Stock Option Plan .................59

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT ....................................................59

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................60

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

Upon acquisition, the Company seeks to enhance each property's value through rehabilitation/construction and repositioning. Rehabilitation and/or construction is the mechanism through which repositioning is achieved. By rehabilitating and/or constructing the properties the Company acquires, i.e., by improving the properties structurally, the Company is able to reposition the


                                   - Page 1 -
property from a lower to higher quality class of property and to improve the living conditions of the tenants with the anticipation that these properties will subsequently be capable of sustaining higher rents and/or reduced turnover.

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

In addition to the use of conventional debt and Company capital, the acquisition of properties located in designated redevelopment areas may be financed in part with development grants and other subsidies. City, state and local governments may designate areas within their jurisdiction that are in need of redevelopment/ rehabilitation and and/or economic development. Once so designated, most redevelopment authorities seek to (1) revitalize economically distressed areas by stimulating private investment; (2) encourage businesses to locate, start-up and/or expand in targeted areas; (3) provide jobs, especially for unemployed and publicly assisted individuals, and; (4) reduce poverty, unemployment, public assistance and blighted conditions in the areas.

Specific geographic areas are designated "redevelopment areas" if they meet objective criteria established by applicable city, state or federal statutes. For example, under the New York State Empire Zone program, redevelopment areas cannot exceed two contiguous square miles and must meet the following eligibility requirements:

1.   a poverty rate of at least 20%;
2.   an unemployment rate of at least 1.25 times the statewide average;
3.   a public assistance rate of 14% or greater;
4. at least 25% of the land area vacant, abandoned, or otherwise available for commercial or industrial development.

Federal, state and local governments carry out the redevelopment of designated areas through various government programs, including, for example, low interest loans, grants and other subsidies. The Company files an application on a prescribed form, which usually includes identification of the applicant, a description of the business, employment information, and a description of the proposed investment.

Upon completion of the application process, the Company enters into negotiations with the government entity to execute a development agreement and to determine what subsidies will be available. For example, in December 2001, the Company negotiated a Land Disposition and Development Agreement (LDDA Agreement) with the City of Yonkers, New York whereby the Company was awarded a $1,000,000 Economic Development Initiative Grant ("EDI Grant") from the City for use in the development of the Station Plaza office building. (Please see Part I, Item 2(c)(i) Yonkers Station Plaza for further detail.)

Affordable Housing properties are often financed with a variety of government-sponsored financing arrangements exclusively available for properties qualifying as Affordable Housing. Such financing arrangements, including Tax-Exempt Private Activity Bonds ("Tax Exempt Bonds") and Low Income Housing


                                   - Page 2 -

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

In some cases, the Company may acquire a property with existing Tax Exempt Bonds or Tax Credits. Country Lake and Lake's Edge (representing approximately 29% of the portfolio) were acquired with Bonds in place. The Company may also acquire properties with existing Tax Credits in place. Willow Pond, Putnam Square and St. Charles Townhomes (representing approximately 43% of the portfolio) were acquired with existing Tax Credits. Where neither Tax Exempt Bonds nor Tax Credits already exist however, the Company may apply for either Credits, Bonds, or both. Prairie Village is the only property in the Company's current portfolio (representing 14% thereof) for which the Company applied for Tax Exempt Bonds and Tax Credits. In return for the Tax Credit and Tax Exempt Bond financing awarded to the property, the Company must comply with certain Restrictions which govern, among other things, the income of tenants and the rents charged to them.


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

Where the Company determines that an allocation of Tax Exempt Bonds is likely, the Company engages outside consultants and professionals operating near the location of the subject property to assist in obtaining the required information and in preparing the Tax Exempt Bond applications. In connection with these applications, the Company conducts a market study of the property, provides an architectural analysis, obtains a property appraisal and prepares an environmental study/analysis of the property. The Company also provides a proposed cost of the entire project, which includes any HUD-approved transactional fees. HUD- approved transactional fees may include: (a) a Builders and Sponsors Profit and Risk Allowance (BSPRA) (up to 15% of acquisition and construction costs, not including land); (b) a Contractor's Fee, paid under the HUD 221 D program, of up to 7% of construction costs, and c) an Acquisition Fee


                                   - Page 3 -
of up to 5% of the acquisition cost. The Company may also apply for a credit enhancement from HUD, which guarantees repayment of the bonds, thereby enabling the issuer of the Bonds to charge a lower rate of interest on the loan.

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

Applications that pass the underwriting process and are deemed to have adequately met the evaluation criteria are presented to the TDHCA's Board of Directors for consideration. The Board of Directors awards tax credits at its


                                   - Page 4 -
discretion, but generally follows the recommendations of its staff. Although each state and state agency's criteria and procedures may vary, each generally follows criteria and procedures similar to those established by TDHCA.

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

Because the limited partner's chief objective in investing in the limited partnership is the benefits derived from the Tax Credits, the limited partner retains a nearly 100% interest in the Low Income Housing Tax Credits and a nearly 100% interest in the profits and losses of the partnership. Depending on negotiations, the limited partner may also receive interests in the partnership's cash flow and residual value (after return of capital). However,


                                   - Page 5 -
since the limited partner considers these interests secondary to those of the Tax Credits and the losses, the limited partner is typically allocated only 0% to 30% of the operating cash flow and between 0% and 30% of the residual value of the real estate (after return of capital). Since the Company's chief objective in entering the partnership is the revenue and profit generated from the acquisition and operation of the property, the Company usually retains a 70-100% interest in the cash flow and a 75-100% interest in the residual value of the partnerships (after return of capital).

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


1(c) Revenue and Profit Generation
----------------------------------

The Company generates revenue and profit from the net rental income derived from its properties as well as from the realization of transaction fees. The Company classifies transaction fees as "Development Fees, Subsidies and Other Income" in its financial statements. (Please see Part II, Item 7, Note 17 and 18.) The realization of transaction fees and the generation of revenue by the Company depends on a number of factors, including 1) whether the property is 100% directly owned by the Company or by a limited partnership; 2) the terms of the transaction fees; 3) the stage of property ownership; and 4) the number of transactions concluded.

Where the Company owns 100% of the property (namely Country Lake, Lake's Edge and Beau Rivage), transactional fees and revenue may be earned in three stages of property ownership: construction/rehabilitation, operations/management, and possible sale. In the construction/rehabilitation stage, the Company may earn grants and subsidies from local, state or federal government entities related to developing a project in a designated redevelopment area. Also in the construction/rehabilitation stage, the Company may earn a Builders and Sponsors Profit and Risk Allowance, or BSPRA. This fee is a specific allowed amount paid under the HUD 221 D program of up to 15% of acquisition and construction costs, not including land, to the Builder Sponsor at the closing. Also in the construction/rehabilitation stage, the Company may earn a Contractor's Fee, also paid under the HUD 221 D program, of up to 7% of construction costs. (Any affiliation between builder and sponsor must be disclosed to HUD). In the operations/management stage, the Company generates revenue through its ownership of 100% of the property's cash flow. Finally, in the sale stage, the Company may generate revenue through its ownership of 100% of the property's residual value (after return of capital), if sold.

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




                  COMPANY REVENUE/PROFIT FROM DIRECT OWNERSHIP
                  --------------------------------------------


Stage of Ownership   Revenue/Profit Type  Revenue/Profit Amount
--------------------------------------------------------------------------------

Construction/Rehab   Grants/Subsidies   Depends on negotiations with government
                                        entity and project cost

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

Construction/Rehab   Contractor's Fee   Up  to  7%   of   construction
                     (HUD 221D)         (Affiliation between builder and
                                        sponsor must be disclosed to HUD)

Operations/ Mgmt.    Cash Flow          100% of the property's cash flow

Sale                 Residual Value     100% of the property's  residual value

--------------------------------------------------------------------------------



                                   - Page 6 -

Where the property is not 100% owned by the Company, but rather by a tax credit limited partnership (namely Willow Pond, Putnam Square, Prairie Village and St. Charles Townhomes), transactional fees and revenue may be earned in four stages of ownership: acquisition, construction/rehabilitation, operations/management, and sale. In the acquisition stage, the Company may earn a HUD-approved acquisition fee, the amount of which depends on negotiations with investors in the limited partnership, but is typically 1-5% of acquisition costs. In the construction/rehabilitation stage, the Company may earn grants and subsidies from local, state or federal government entities related to developing a project in a designated redevelopment area. Also in the construction/rehabilitation stage, the Company may earn a HUD-approved Builders and Sponsors Profit and Risk Allowance (BSPRA). (Since its inception, the Company has earned a single BSPRA fee, upon the acquisition of Prairie Village in 1998.) Also in the construction/rehabilitation stage, the Company may earn a HUD-approved Contractor's Fee (typically 5-7% of construction costs) and a Developer's Fee (typically 1-5% of total development costs), depending on limited partner negotiations. In the operations/management stage, the Company generates revenue through its right to receive between 75% and 90% of the property's cash flow, the exact percentage depending on the terms of the partnership agreement. The Company may also earn in this stage, depending on negotiations within the partnership, a Supervisor/Incentive Management Fee (typically 50-95% of net cash flow from operations), a Management Fee (typically 5% of gross income), and an Asset Management Fee (typically 1% of gross income). Finally, in the sale stage, the Company may generate revenue through its right to receive between 70% and 90% of the residual value of the property (after return of capital), if sold. Additionally, in the sale stage the Company may earn a Disposition/Sales Fee, dependent on negotiations with the limited partners, but typically up to 10% of the proceeds from the sale of the asset.

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

Construction/Rehab  Grants/Subsidies  Depends on negotiations with government entity and project cost

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

Operations/Mgmt.    Management Fee   Depends on negotiations  with investors in
                                     the limited partnership, typically 5% of gross income

Operations/Mgmt.    Asset Mgmt. Fee  Depends on negotiations  with investors in


                                   - Page 7 -
                                     the limited partnership, typically 1% of gross income

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


1(e) Competition
----------------

All of our currently owned properties, or properties under agreement to be purchased, are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than us within the market area of each of these properties, and which will compete with us for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on: (i) our ability to rent apartments; (ii) the rents charged; and (iii) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid, or may prevent us from purchasing a desired property at all, which could have a


                                   - Page 8 -
materially adverse effect on our business. In addition, there is intense competition for Tax Credit and Tax Exempt Bond allocations, and many of these competitors have greater financial resources and longer operating histories than do we. Accordingly, there can be no assurance that we will be able to successfully compete in the future.

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

In December of 2001, Allegiance Capital Partners, LLC ("Mezzanine Lender") made a mezzanine loan (the "Lake's Edge Mezzanine Loan") to MD-BI, LLC, a Delaware limited liability company (the "Mezzanine Borrower") in the original principal amount of $4,150,000 at an interest rate of 12.51% as evidenced by a ten year note with a 25 year amortization schedule. Mezzanine Borrower is wholly owned by Homes for America Holdings, Inc. The Lake's Edge Mezzanine Loan is secured in part by a hypothecation of 100% of the limited partnership interest of Lakes Edge Homes Holdings, Inc. in Lakes Edge Partners, L.P. (51% limited partnership


                                  - Page 15 -
interest), together with the right to receive distributions with respect to 100% of the general partnership interests owned by Lakes Edge Homes Holdings, Inc. in Lakes Edge Partners, L.P. Additionally, the Lake's Edge Mezzanine Loan is also secured by joint and several guarantees as described herein. Homes For America Holdings, Inc. executed a guaranty for the full amount of the note. Robert Kohn (Director and Chief Operating Officer of Homes For America Holdings, Inc.), Robert MacFarlane (Director and Chief Executive Officer of Homes For America Holdings, Inc.) and Emilia Nuccio, (the wife of Robert MacFarlane) executed limited non-recourse (with carve-out exceptions) guarantees containing certain "springing" provisions. The individual limited guarantees spring into effect under certain circumstances including an event of bankruptcy of any of the guarantors or the borrowing entities, or in the event of a default under the Lake's Edge Mezzanine Loan documents wherein the guarantors shall be liable for the full amount of the Lake's Edge Mezzanine Loan if the guarantors obstruct the Mezzanine Lender in the enforcement of its rights under the Lake's Edge Mezzanine Loan documents and the collateral. In consideration for the individual guarantors executing their guarantees, the individual guarantors have been assigned an interest in Willow Pond and Putnam Square (limited to the original principal balance of the loan plus interest) until such time that the note is paid in full. In addition, Robert Kohn will earn a loan enhancement fee of 1% of the loan amount per year, and Robert MacFarlane and Emilia Nuccio will each earn an enhancement fee of .5% of the loan amount per year.

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

Upon acquisition, approximately $450,000 of improvements to this property were completed. In June of 2001, the first and second mortgages on the Country Lake property were refinanced. The first mortgage for $6,255,000 was refinanced at an interest rate of 5.89% on a 30-year note with a 30-year amortization schedule and a maturity in 2031. The second mortgage for $2,540,000 was refinanced at an interest rate of 7.45% on a 10-year note with a 30-year amortization schedule and a maturity in 2011. Current occupancy is 98%

In December of 2001, Allegiance Capital Partners, LLC ("Mezzanine Lender") made a mezzanine loan (the "Country Lake Mezzanine Loan") to MD-BI, LLC, a Delaware limited liability company (the "Mezzanine Borrower") in the original principal amount of $1,000,000 at an interest rate of 12.51% as evidenced by a ten year note with a 25 year amortization schedule. Mezzanine Borrower is wholly owned by Homes for America Holdings, Inc. The Country Lake Mezzanine Loan is secured in part by a hypothecation of 490 shares of the common stock comprising 49% of the existing common stock of Country Lake Homes Holdings, Inc., a Florida corporation, together with the right to receive all dividends, cash securities or other distributions with respect to another 510 shares of common stock comprising 51% of the existing common stock of Country Lake Homes Holdings, Inc. owned by Homes for America Holdings, Inc. Additionally, the Country Lake Mezzanine Loan is also secured by joint and several guarantees as described


                                  - Page 17 -
herein. Homes For America Holdings, Inc. executed a guaranty for the full amount of the note. Robert Kohn (Director and Chief Operating Officer of Homes For America Holdings, Inc.), Robert MacFarlane (Director and Chief Executive Officer of Homes For America Holdings, Inc.) and Emilia Nuccio, (the wife of Robert MacFarlane) executed limited non-recourse (with carve-out exceptions) guarantees containing certain "springing" provisions. The individual limited guarantees spring into effect under certain circumstances including an event of bankruptcy of any of the guarantors or the borrowing entities, or in the event of a default under the Country Lake Mezzanine Loan documents wherein the guarantors shall be liable for the full amount of the Country Lake Mezzanine Loan if the guarantors obstruct Mezzanine Lender in the enforcement of its rights under the Country Lake Mezzanine Loan documents and the collateral. In consideration for the individual guarantors executing their guarantees, the individual guarantors have been assigned an interest in Willow Pond and Putnam Square (limited to the original principal balance of the loan plus interest) until such time that the note is paid in full. In addition, Robert Kohn will earn a loan enhancement fee of 1% of the loan amount per year, and Robert MacFarlane and Emilia Nuccio will each earn an enhancement fee of .5% of the loan amount per year.

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

In addition to rental income, the Company may earn various transactional fees, which may include:

1) grants and subsidies paid by local, state or federal government entities in accordance with development agreements entered into in designated redevelopment areas, with payments generally being made upon execution of a development agreement. These grants and subsidies are recorded as a liability when received and recognized as income when the related costs they are intended to defray are incurred. Accordingly, the grants and subsidies are generally recognized over the two-year life of the development project;

2) fees for the acquisition, construction/rehabilitation, operation/management and possible sale of properties, including a Builders and Sponsors Profit and Risk Allowance (BSPRA), a Contractor's Fee, an Acquisition Fee, a Developer's Fee, a Supervisor/Incentive Management Fee, a Management Fee and an Asset Management Fee. These fees are typically paid from the proceeds of the financing or refinancing of transactions and/or in
     accordance   with  specific   terms  of  the   development  or  partnership
     agreements;

3) gains generated from the settlement of insurance claims in excess of cost to repair, paid by insurers once a claim has been settled.

These transactional fees are classified as Development Fees, Subsidies and Other Income in the Company's financial statements. (Please see Part II, Item 7, Note 17 and 18.)

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

Revenues in 2001 of  $9,854,350,  an increase  of  $953,007  (10.7%)  over 2000, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and one month of activity at Dallas/St. Charles through December 31, 2001. The increase in revenues is partially attributable to recognition of $496,075 in proceeds from a $1,000,000 grant from the City of Yonkers (New York) for use in the development of the Station Plaza Building. (Please see Part F/S, Item 1,
Note 18 for further detail.) Additionally, rental income increased from $8,135,736 in 2000 to $8,963,094 in 2001, a difference of $827,358. This increase is attributable to one month of rental income of $71,344 at Dallas/St. Charles (owned for one month in 2001 but not owned in 2000) and for increased occupancy and rental rates for the remaining five properties.

In addition to rental operating revenues, the Company may earn various transactional fees, which have been classified as Development Fees, Subsidies


                                  - Page 25 -
and Other Income in the Company's financial statements. Development Fees, Subsidies and Other Income earned by the Company totaled $845,563 in 2001 and $638,564 in 2000, an increase of $206,999 (24%). This increase is mostly attributable to recognition of proceeds totaling $496,075 from a $1,000,000 grant from the City of Yonkers for use in the development of the Station Plaza Building.


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

Reported expenses in 2001 of $10,487,139, an increase of $1,076,871 (11%) over 2001, reflect a full 12 months of activity for the combined activities of five properties, including Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, and one month of activity at Dallas/St. Charles through December 31, 2001. The increase in expenses is mostly attributable to outstanding mortgage interest of $31,256 for one month at Dallas/St. Charles and one month of increased interest expense when both Country Lake and Lakes Edge executed Mezzanine Loan Agreements with a mezzanine lender on December 5, 2001. (Interest expense for Country Lake was $1,035,670 in 2000 and $1,063,727 in 2001, an increase of $28,057; interest expense for Lake Edge was $667,680 in 2000 and $965,105 in 2001, an increase of $297,425. The increase in expenses is also attributable to an increase in maintenance and operating expenses at Lake's Edge ($87,819 in 2000 and $324,178, an increase of $236,359), due to mezzanine financing related expenses and property tax and insurance increases at the property.

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

The 2000 interest expense of $2,620,650 was incurred on outstanding mortgages at seven properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as six months expenses' on Dallas/Briar Meadows and Arlington/Royal Crest (land). The 2001 interest expense of $3,018,253, a $397,603 increase (15%) over 2000, was incurred on outstanding mortgages at six properties: twelve months' expenses on Dallas/Willow Pond, Bridgeport/Putnam Square, Elkhart/Prairie Village, Miami/Lake's Edge and West Palm Beach/Country Lake, as well as one month's expense on Dallas/St. Charles. This increase is


                                  - Page 26 -
mostly attributable to outstanding mortgage interest for one month at Dallas/St. Charles of $31,256 and one month of increased interest expense when both Country Lake and Lakes Edge executed Mezzanine Loan Agreements with a mezzanine lender on December 5, 2001. Interest expense for Country Lake was $1,035,670 in 2000 and $1,063,727 in 2001, an increase of $28,057; interest expense for Lake Edge was $667,680 in 2000 and $965,105 in 2001, an increase of $297,425.


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

PROPOSED ACQUISITION AND DEVELOPMENT OF YONKERS/STATION PLAZA

The Company estimates a total acquisition and development cost of the Yonkers Station Plaza of $12,500,000, including a purchase price for the land of $500,000, architect and engineering costs of $325,000, construction costs of $7,200,000, tenant improvements of $1,850,619, leasing and marketing costs of $875,000, interest of $500,000, reserves of $477,478 and acquisition fee, closing costs and miscellaneous costs of $771,903. The Company anticipates securing approximately 94% financing: 62% from a construction loan of $7,700,000, 24% from a $3,000,000 loan from the City of Yonkers, which is


                                  - Page 28 -
subordinated to the construction loan, and 8% from a $1,000,000 grant awarded to
the  Company  by  the  City  of  Yonkers.  The  Company  anticipates   investing
approximately 6% equity in the deal, or $800,000, from Company funds.



7. CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)
-----------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Homes for America Holdings, Inc.

We have audited the balance sheet of Homes for America Holdings, Inc. (a Nevada Corporation) as of December 31, 2001, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Homes for America Holdings, Inc. as of December 31, 2000, were audited by other auditors whose report dated May 8, 2001, expressed an unqualified opinion on those statements. The report of the other auditors follows on the next page.

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


Thomas Stephen & Company, LLP
Southlake, Texas
March 15, 2002



                          INDEPENDENT AUDITORS' REPORT
            FOR THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (AUDITED)


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



                    - LIABILITIES AND SHAREHOLDERS' EQUITY -


                                                     Year Ended     Year Ended
                                                      12/31/01       12/31/00
                                                      (Audited)      (Audited)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Line of credit-bank (Note 11) ..............  $    250,000   $    320,000
     Accounts payable and accrued expenses ......       738,118      1,550,028
     Tenant security deposits ...................       417,989        374,714
     Unearned rent (Note 2l) ....................        70,657         95,190
     Current portion-liabilities applicable to
     investments in real estate (Note 9) ........     1,694,804      5,218,865
     Current portion-notes payable ..............       235,935        948,801
     Income taxes payable (Note 14) .............         5,000        177,000
     Deferred repair expenses (Note 17) .........       109,609              0
     Deferred grant income (Note 18) ............       503,925              0
     Due to minority partners (Note 19) .........       154,523              0
     Net liabilities of discontinued subsidiaries             0         57,706
                                                   ------------   ------------

TOTAL CURRENT LIABILITIES .......................     4,180,560      8,742,304
                                                   ------------   ------------

LONG-TERM LIABILITIES-NET OF CURRENT PORTION
     Liabilities applicable to investments in
     real estate (Note 9) .......................    45,049,008     32,135,835
     Notes payable (Note 10) ....................        81,833        157,852
     Deferred income taxes (Notes 2k and 14) ....       319,791        954,600
                                                   ------------   ------------
                                                     45,450,632     33,248,287
                                                   ------------   ------------

MINORITY INTERESTS IN SUBSIDIARIES (Note 12) ....       426,927        805,824
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY (Note 13)

     Common stock; $.001 par value; 25,000,000
     shares authorized, 8,310,031 and 8,702,131
     shares issued in 2001 and 2000, respectively         8,310          8,702
     Additional paid in capital .................     1,230,848      1,230,848
     Retained earnings ..........................     2,827,822      2,149,623
     Treasury stock, at cost ....................      (933,596)      (884,843)
                                                   ------------   ------------

TOTAL SHAREHOLDERS' EQUITY ......................     3,133,384      2,504,330
                                                   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $ 53,191,503   $ 45,300,745
                                                   ============   ============

See notes to financial statements.

                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)

                                                     Year Ended     Year Ended
                                                      12/31/01       12/31/00
                                                     (Audited)      (Audited)
-------------------------------------------------------------------------------
REVENUES
    Rental income (note 2l) ........................$  8,963,094   $  8,135,736
    Real estate development fees, subsidies and
    other income (Notes 17 and 18) .................     845,563        638,564
    Interest income ................................      45,693        127,043
                                                    ------------   ------------
                                                       9,854,350      8,901,343
                                                    ------------   ------------
EXPENSES
    Administrative expenses ........................   1,807,494      2,622,450
    Maintenance and operating costs ................   1,564,060        918,335
    Utilities ......................................   1,068,096        799,607
    Taxes and insurance ............................   1,231,487        802,400
    Interest expense ...............................   3,018,253      2,620,650
    Depreciation and amortization (Note 16) ........   1,797,749      1,646,826
                                                    ------------   ------------
                                                      10,487,139      9,410,268
                                                    ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
    PROVISION FOR INCOME TAXES .....................    (632,789)      (508,925)
    Minority interest in net loss of consolidated
    subsidiaries ...................................     681,179        583,787
                                                    ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ...........      48,390         74,862
    Provision for income taxes-current (Note 14) ...       5,000              0
    Provision (benefit) for income taxes-deferred
    (Note 14) ......................................    (634,809)        26,000
                                                    ------------   ------------

INCOME FROM CONTINUING OPERATIONS ..................     678,199         48,862
                                                    ------------   ------------
DISCONTINUED OPERATIONS
    Income from operations of discontinued
    subsidiary's assets (net of income taxes of
    $42,000 for 2000) ..............................           0         85,478
    Gain on sale of operating assets of subsidiary
  (net of income taxes of $160,000 for 2000)(Note 3)           0        330,202
                                                    ------------   ------------
                                                               0        415,680
                                                    ------------   ------------

NET INCOME .........................................$    678,199   $    464,542
                                                    ============   ============
BASIC AND DILUTED INCOME PER SHARE
    Continuing operations ..........................$       0.08   $       0.01
    Discontinued operations ........................                       0.05
                                                    ------------   ------------

                                                    $       0.08   $       0.06
                                                    ============   ============
See notes to financial statements.


                        HOMES FOR AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (AUDITED)


                                                     Year Ended      Year Ended
                                                     12/31/01         12/31/00
                                                     (Audited)        (Audited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................... $   678,199   $   464,342
                                                      -----------   -----------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization .......................   1,797,749     1,931,872
Compensatory shares .................................           0       100,400
Minority interests ..................................    (378,897)     (695,778)
Deferred income taxes ...............................    (634,809)       51,200
Gain on sale of assets ..............................           0      (490,203)
Gain from insurance proceeds ........................    (315,689)            0
(Increase) decrease-accounts receivable-tenants .....       3,511       (28,293)
(Increase) decrease-accounts receivable-other .......    (827,080)      331,321
(Increase) decrease-prepaid expenses and other
current assets ......................................     268,827       207,790
(Increase) decrease-operating reserve accounts ......    (358,517)      458,751
(Increase) decrease-other assets ....................      61,547             0
Increase (decrease)-accounts payable and accrued
liabilities .........................................    (811,911)      428,449
Increase (decrease)-due to related parties ..........     154,523      (204,126)
Increase (decrease)-tenant security deposits ........      43,275       (19,574)
Increase (decrease)-current real estate liabilitiies      623,289       (97,202)
Increase (decrease)-unearned rent ...................     (24,533)       51,652
Increase (decrease)-liabilities of discontinued
subsidiaries ........................................     (57,706)            0
Increase (decrease)-deferred repair expenses ........     109,609             0
Increase (decrease)-deferred grant income ...........     503,925
Increase (decrease)-income taxes payable ............    (172,000)      177,000
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ....     663,312    2,667,601
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in rental property .......................  (1,691,150)   (3,405,214)
Capital expenditures ................................           0        (7,890)
Due from officer ....................................           0       (23,000)
Withdrawals from (Additions to) replacement
reserves, net .......................................      49,153       283,236
Preacquisistion costs, net of reimbursements ........     (45,620)   (1,120,006)
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ....  (1,687,617)   (4,272,874)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt ........................           0     4,435,627
Mezzanine loan proceeds .............................   5,150,000             0
Mortgage refinancing proceeds .......................   3,775,000             0
Mortgages retired from loan proceeds ................  (4,340,000)            0
Mortgage principal payments .........................    (223,480)            0
Purchase of treasury shares .........................     (49,145)     (913,988)
Distributions to minority shareholders ..............           0    (1,939,983)
Net proceeds (repayments)-lines of credit ...........     (70,000)      320,000
Long term note proceeds (repayments) ................    (788,885)      197,671
Payments for financing costs ........................  (1,236,573)     (755,062)
                                                      -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ....   2,216,917     1,344,265
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,192,612      (261,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........     318,010       579,018
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .............. $ 1,510,624   $   318,010
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ....................................... $ 3,045,850   $ 2,614,194
                                                      ===========   ===========
Income taxes paid ................................... $         0   $         0
                                                      ===========   ===========

See notes to financial statements.

                                                      HOMES FOR AMERICA HOLDINGS, INC.
                                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 Preferred                     Additional     Retained   Treasury Stock
                                                   Stock       Common Stock  Paid-in Capital  Earnings       at Cost        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1999 ...................  $     73     $   8,562    $ 2,778,525    $ 1,685,281     $    --      $ 4,472,441

Shares issued in lieu of employees' compensation      --             120         80,280           --            --           80,400

 Issuance of shares in lieu of payment of
     accrued liabilities .......................      --              30         19,970           --            --           20,000

Surrender and retirement of preferred shares ...       (73)         --       (1,618,782)          --            --       (1,618,855)

Purchase and cancellation of shares ............      --             (10)       (29,145)          --            --          (29,155)

Purchase of shares for treasury ................      --            --             --             --        (884,843)      (884,843)

Net income .....................................      --            --             --          464,342          --          464,342
                                                   -----------  -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000 ...................      --           8,702      1,230,848      2,149,623      (884,843)     2,504,330
                                                   -----------  -----------   -----------   -----------   -----------   -----------

Cancellation of shares .........................      --            (392)          --             --            --             (392)

Purchase of shares for treasury ................      --            --             --             --         (48,753)       (48,753)
Net Income (Loss) ..............................      --            --             --          678,199          --
678,199
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001 ...................   $  --       $   8,310    $ 1,230,848    $ 2,827,822   $  (933,596)   $ 3,133,384
                                                   ===========  ===========   ===========   ===========   ===========   ===========



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

On December 21, 1998, Arlington purchased a tract of land in Arlington, Texas, from an unrelated party, for an aggregate cost of $1,000,000. The Company financed the entire purchase price (see Note 9). The Company had received


                                  - Page 35 -
approval from the City of Arlington to construct a 210-unit apartment complex and was negotiating for permanent financing for this project. See Note 3 regarding sale of this property in 2000.

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

General:

The general partners have also entered into guaranty agreements with the limited partners of each partnership, whereby the general partner has agreed to fund (i) operating deficits (as defined in each agreement) incurred during a specific


                                  - Page 37 -
period and (ii) replacement reserve escrow accounts to meet replacement reserve obligations during the guaranty period.

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

c.       Principles of Consolidation:

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its wholly-owned subsidiaries (which include partnerships in which a subsidiary of the Company is the general partner). While the general partners are entitled to less than 50% of the profits and losses of the limited partnerships, under the partnership agreements their participation in distributable cash flow is in excess of 75%, giving them a dominant financial interest in the partnerships. In addition to the general partners' dominant financial interests, their sole involvement in and responsibility for the financial policies and day-to-day operations of the properties and the rights granted by the partnership agreements to the general partners to exclusively manage the affairs of the partnerships give the general partners control over the partnerships. As such,


                                  - Page 38 -
according to the provisions of Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures," the Company, as the controlling investor, accounts for such investments under the principles of accounting applicable to investments in subsidiaries. See also Note 12 regarding Minority Interests.

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

j.   Pre-Acquisition Costs:

Costs incurred in pursuit of new acquisitions including, but not limited to, professional, consulting, travel and due diligence expenditures, are deferred, pending either the acquisition of the property or the determination by management that a particular property will not be acquired. Certain of these costs may be reimbursed to the Company upon acquisition of the property. Costs remaining upon the consummation of an acquisition are capitalized and become part of the Company's investment in the related entity. Pursuant to the guidance of Emerging Issues task Force 97-11, internal costs associated with identifying


                                  - Page 39 -
and acquiring a property that will be operating upon acquisition are expensed as incurred. Internal costs related to pre-acquisition activities incurred to identify and acquire a property that will be considered as non-operating upon acquisition, are capitalized as part of the cost of acquisition. Management evaluates the probability of acquiring non-operating properties and capitalizes the related internal costs when the acquisition is reasonably certain. Alternatively, at such time that management determines that acquisition of the property is not feasible, any deferred costs are charged to expense.

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

When the Middlebury/Elkhart limited partnership paid Prairie Village Homes For America, Inc. the Guaranteed Payment, Prairie Village Homes For America, Inc. recorded the payment as income in 1998, the year the fee was earned. Under consolidation such a fee would normally be eliminated. However, fees paid from the partnership to the general partner as an expense to the partnership result in substantive increases to the partnership's losses. These losses are borne as if by a third party, since the limited partner, not the limited partnership, always retains in excess of 99% of those losses. Conversely, the general partner always retains less than 1% of the tax credits and losses, at least 75% of the


                                  - Page 40 -
cash flow from the property and at least 70% to 90% of the residual property value (after return of capital). Accordingly, the general partner records such fees as income and the Company does not eliminate them upon consolidation. The Company recognized no such fees as income during 2000 and 2001.

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


m.   Earnings Per Share:

Basic and diluted earnings per share have been computed according to the standards of SFAS No. 128, "Earnings Per Share". The following schedule presents the calculation of basic and diluted earnings per share for income from continuing operations:

                                      2001           2000
--------------------------------------------------------------
Basic/diluted earnings per share:

Income from continuing operations   $  678,199    $   48,662

Less: Preferred stock dividend
requirement ......................        --            --
                                   ------------   ------------
Income from continuing operations
available to common shareholders .  $  678,199    $   48,662
                                   -----------    ------------
Weighted average common stock
outstanding for basic earnings per
share ............................   8,506,081     8,666,986

Assumed conversion of cheap
warrants .........................        --            --

Assumed conversion of convertible
Preferred stock ..................        --            --
                                   ------------   ------------
Weighted average common stock
outstanding for diluted earnings
per share ........................   8,506,081     8,666,986
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

The partnership estimates that the fair value of all its financial instruments does not differ materially from their aggregate carrying values in the accompanying balance sheet. The estimated fair value amounts have been determined by the partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and,


                                  - Page 41 -
accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. None of the financial instruments are held for trading purposes.



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

On June 30, 2000, the Company reported a gain of $490,202 (a net gain after taxes of $330,202) on the sale of the properties owned by Briar Meadows and Arlington. The properties were sold on June 30, 2000 for a purchase price of $4.8 million to a group of holders (collectively, the "Investors") of its common stock, preferred stock, warrants and promissory notes. The two properties were sold for consideration of:

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

2. 30,000 warrants, which were issued to an unrelated third party accredited Investor in 1998 and exercisable at a price of $1 per share, were retired in the June 30, 2000 sale of Briar Meadows and Arlington (land). Additionally, two of the accredited Investors were the holders of two promissory notes, each in the amount of $225,000, with repayment provisions that included, in addition to repayment in cash of the full amount of the loans, the receipt of options or warrants, as mutually agreed, for 75,000 shares of common stock each, exercisable at a price of $1 per share and expiring five years from the date of repayment. The Company valued the right to exercise these warrants, along with the 30,000 warrants issued in 1998, at $645,052, or approximately $3.58 per warrant. The warrants were valued at $3.58 based on the Company's then-anticipated listing of its


                                  - Page 42 -
     common stock on a public exchange and expected trading value thereof in the range of $4-$5 per share. The Company believed that the Investors' future exercise of the warrants (at $1 per share) would be disadvantageous to the Company.


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

b. Assets are routinely monitored for significant physical changes. Particular concern is given to maintaining and upgrading the properties to keep them competitive in their respective market places. Again, these are issues that are of great concern to lenders. The Company expends a great deal of resources in maintaining the physical integrity of the assets and, in fact,


                                  - Page 44 -
     has established a variety of renovation and rehabilitation escrows for that purpose.

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

During 2000, the Company purchased an aggregate of 507,550 shares from its shareholders, of which 10,000 were cancelled. The 507,550 shares were purchased from unrelated third parties for an aggregate cost to the Company of $913,998 (approximately $1.80 per share). Despite valuations of $1.00 per share in 1999, the Company was willing to pay approximately $1.80 per share because the Company desired to reduce third party stock holdings prior to a potential listing on a public exchange. (The Company had recently filed an amended Form 10-SB registration statement and anticipated to be soon traded on a public exchange). Moreover, the fair value determination of $1.80 per share reflects the value agreed to by the unrelated third party shareholders. In accordance with GAAP


                                  - Page 49 -
guidance (FTB 85-6) regarding the purchase of treasury stock in excess of the current market price, since there is no unstated consideration received by the Company in addition to the treasury stock, the entire purchase price ($1.80 per share) is accounted for as the cost of treasury shares. As a result of the retirement, none of these unrelated third parties owns any Company stock, with the exception of one shareholder who still holds 35,000 shares.

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



NOTE 14--INCOME TAXES:

The provision for income taxes on income from continuing operations consists of the following;


                                        2001        2000
------------------------------------------------------------
    Current tax expense
    Federal .......................       --          --
    State .........................  $   5,000        --
    Deferred tax expense (benefit):
    Federal .......................   (634,809)  $  23,056
    State .........................       --         3,144
                                     ----------  ----------
    Total expense (benefit) .......  $(629,809)  $  26,200
                                     ==========  ==========





The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                            2001          2000
---------------------------------------------------------------
Current deferred tax asset-conversion of
accrual to cash                            $ 458,595   $    --
                                           ----------  ----------
Total current deferred tax assets .......    458,595        --
                                           ----------  ----------
Current deferred tax liability-conversion
of accrual to cash                          (663,639)   (954,600)

Non-current deferred tax liability
Tax over book depreciation ..............   (114,747)       --
                                           ----------  ----------
Total deferred tax liabilities ..........   (778,386)   (954,600)
                                           ----------  ----------
Net deferred tax liability ..............  $(319,791)  $(954,600)
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

During 2001, the Company capitalized $161,456 of consulting fees paid to this related party (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Billy's Creek, Florida property. Also during 2001, the Company capitalized (into deferred financing costs on the accompanying balance sheet) additional consulting fees of $46,069 and commissions of $34,906 that this entity earned for services related to the mezzanine loan transactions. This entity earned additional commissions totaling $50,094 during 2001.

On August 1, 1998, the Company entered into a five-year employment agreement with its Chief Executive Officer for his services as such. Under the terms of the employment agreement, which expires July 31, 2003, the base salary is $186,000 per year through December 31, 1999, with annual increases of not less than 5% effective in January of each year. This employment agreement was restated at a meeting of the Board of Directors held March 3, 2000. A new commencement date of January 1, 2000 was established, as was provision for additional reimbursement for health and disability insurance. This agreement terminates July 31, 2003.

The Chief Executive Officer has chosen to have payments made under his employment agreement paid to a corporation controlled by him. During 2001, the Company capitalized $170,177 of payments made under the employment agreement to this corporation (into pre-acquisition costs on the accompanying balance sheet) for services related to the acquisition of the Yonkers, New York property. Also during 2001, the Company capitalized (into deferred financing costs on the accompanying balance sheet) additional payments under the employment agreement totaling $39,890 and commissions of $48,585 that this entity earned for services related to the mezzanine loan transactions. This entity earned additional commissions totaling $36,415 during 2001.



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


NOTE 16--CHANGE IN ACCOUNTING ESTIMATE:

Beginning in 2001, the Company changed the useful lives of its West Palm Beach/Country Lake and Miami/Lake's Edge properties from 27 years to 40 years and furniture, fixtures and equipment from 5 or 7 years to 10 years in order to more accurately reflect the assets' reasonable useful lives. The net effect of these adjustments resulted in a prior year overstatement of depreciation in the amount of $414,767 ($.11 per share) and a cumulative net income adjustment of $9,146 (.0011 per share) for the twelve months ended December 31, 2001.


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

No report issued by Thomas Stephen & Company, LLP contains any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with Thomas Stephen & Company, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute


                                  - Page 53 -
between the Company and Thomas Stephen & Company, LLP with respect to our status as a "going concern."

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


10(c) Employment Agreements
---------------------------

In August 1998, the Company entered into a five-year employment agreement with Mr. MacFarlane providing for a base salary at the rate of $186,000 per year for


                                  - Page 56 -
a period covering August 1998 through December 1999. Thereafter, Mr. MacFarlane's base salary is determined annually by the Board of Directors, with a minimum annual increase in base salary of 5%. The contract provides for the reimbursement of all reasonable expenses incurred by Mr. MacFarlane on our behalf. The contract is subject to termination provisions, and includes a two year non-competition provision. Mr. MacFarlane (or an affiliated entity) is entitled to receive separate compensation in the form of consulting and/or broker fees for sales of Tax Credits in the execution of our transactions.

This employment agreement was restated at a meeting of the Board of Directors held March 3, 2000. A new commencement date of January 1, 2000 was established, as was provision for additional reimbursement for health and disability insurance. This agreement terminates July 31, 2003.


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

Under the 1998 Plan, the exercise price of an option designated ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated ISO is granted to a ten-percent stockholder (as defined in the 1998 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non ISO options may be less than such fair market value. The aggregate value of shares subject to options designated ISO and granted to a participant, that become exercisable in any calendar year shall not exceed $100,000. "Fair market value" will be the closing NASDAQ bid price or, if our Common Stock is not quoted by NASDAQ, will be as reported by the National Quotation Bureau, Inc., or a market maker of the our Common Stock or, if the Common Stock is not quoted by any of the above, by


                                  - Page 57 -
the Board of Directors acting in good faith.

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

Under the 1999 Plan, the exercise price of an option designated ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated ISO is granted to a ten-percent stockholder (as defined in the 1999 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non ISO options


                                  - Page 58 -
may be less than such fair market value. The aggregate value of shares subject to options designated ISO and granted to a participant, that become exercisable in any calendar year shall not exceed $100,000. "Fair market value" will be the closing NASDAQ bid price or, if our Common Stock is not quoted by NASDAQ, will be as reported by the National Quotation Bureau, Inc., or a market maker of the our Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

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

                                  - Page 59 -

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


                                  - Page 60 -

Kohn received commissions of $102,500 and consulting fees of $210,000, totaling $312,500. During fiscal year 2001, Mr. Kohn received commissions of $85,000 and consulting fees of $207,525, totaling $292,525. Other than his fees and commissions, Mr. Kohn has no interest in any of the above-described transactions.

In August 1998, the Company entered into a five-year employment agreement with Mr. MacFarlane providing for a base salary at the rate of $186,000 per year for a period covering August 1998 through December 1999. Thereafter, Mr. MacFarlane's base salary is determined annually by the Board of Directors, with a minimum annual increase in base salary of 5%. The contract provides for the reimbursement of all reasonable expenses incurred by Mr. MacFarlane on our behalf. The contract is subject to termination provisions, and includes a two year non-competition provision. Mr. MacFarlane (or an affiliated entity) is entitled to receive separate compensation in the form of consulting and/or broker fees for sales of Tax Credits in the execution of our transactions.

This employment agreement was restated at a meeting of the Board of Directors held March 3, 2000. A new commencement date of January 1, 2000 was established, as was provision for additional reimbursement for health and disability insurance. This agreement terminates July 31, 2003.

During fiscal year 1999, Mr. MacFarlane received salary compensation of $186,000. During fiscal year 2000, Mr. MacFarlane received salary compensation of $210,000. During fiscal year 2001, Mr. MacFarlane received salary compensation of $210,067 and commissions of $85,000, totaling $295,067.

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

                                  - Page 61 -

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



                                  - Page 62 -

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

                                  - Page 63 -

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


                                  - Page 64 -

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



                    Homes For America Holdings, Inc.
                    --------------------------------
                    (Registrant)


                    By:    /s/ Robert A. MacFarlane
                    --------------------------------
                    Name:  Robert A. MacFarlane
                    Title: President


                    December 5, 2002
                    --------------------------------
                    Dated




                                  - Page 65 -